Form 10-Q
period 1996-04-30
MAXIM GROUP INC /
filed 1996-06-13
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For Quarterly Period Ended                            Commission File Number:
       April 30, 1996                                          0-22232



                             THE MAXIM GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                       58-2060334
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

210 TownPark Drive, Kennesaw, Georgia                           30144
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (770) 590-9369
                                                   -----------------------------

In January, 1996, the Company changed its year-end to January 31 from March 31.
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

     Yes       X                                   No
           ----------                                 ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


  Common Stock, $.001 par value                         7,130,095
  -----------------------------                 ---------------------------
             Class                              Outstanding at June 7, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1 - Financial Statements

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                  (unaudited)


                                                             April 30,   January 31,
                          Assets                                1996        1996
                                                                ----        ----

Current assets:
  Cash and cash equivalents, including restricted cash of
    $424,519 at April 30, 1996 and $1,027,607 at
    January 31, 1996, respectively                        $   2,414,240    4,161,866
  Current portion of franchise license fees receivable, net
    of allowance for doubtful accounts of $172,792 at
    April 30, 1996 and $175,041 at January 31, 1996           2,235,072    1,893,949
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,292,752 at April 30, 1996 and
    $1,475,432 at January 31, 1996 (note 2)                  13,694,938   12,801,523
  Accounts receivable from officers and employees               522,211      614,230
  Current portion of notes receivable from franchisees and
    related parties                                           1,215,349    1,008,455
  Inventories                                                14,464,854   14,862,142
  Refundable income taxes                                     1,324,780    2,176,348
  Deferred income taxes                                       1,342,301    1,319,963
  Prepaid expenses                                              952,942    1,039,317
                                                          -------------  -----------
        Total current assets                                 38,166,687   39,877,793

Property and equipment, net                                  17,376,072   17,858,534
Franchise license fees receivable, less current portion,
 net of allowance for doubtful accounts of $210,000
 at April 30, 1996 and $210,000 at January 31, 1996           1,847,662    2,091,361
Notes receivable from franchisees, less current portion          73,632            0
Deferred license fee, net of accumulated amortization           130,553      340,553
Intangible assets, net of accumulated amortization of
 $775,990 at April 30, 1996 and $698,694
 at January 31, 1996                                          8,782,315    8,859,611
Deferred income taxes                                           611,973      611,973
Other assets                                                    451,914      331,413
                                                          -------------  -----------

                                                          $  67,440,808   69,971,238
                                                          =============  ===========


See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued

                                  (unaudited)



                                                                    April 30,     January 31,
           Liabilities and Stockholders' Equity                       1996           1996
                                                                      ----           ----

Current liabilities:
  Current portion of long-term debt                                $    812,281      903,382
  Current portion of capital lease obligations                          357,888      356,876
  Rebates payable to franchisees (note 2)                             2,414,268    3,672,783
  Accounts payable                                                    6,444,077    6,919,836
  Accrued expenses                                                    3,771,683    5,029,277
  Deferred revenue                                                    1,577,972    1,284,254
  Deposits                                                            2,428,216    2,075,988
                                                                   ------------  -----------
        Total current liabilities                                    17,806,385   20,242,396

Long-term debt, less current portion                                 27,477,488   28,159,336
Capital lease obligations, less current portion                       1,824,206    1,908,843
                                                                   ------------  -----------
        Total liabilities                                            47,108,079   50,310,575
                                                                   ------------  -----------

Stockholders' equity:
  Preferred stock - $.001 par value.  Authorized 1,000,000
    shares; no shares issued or outstanding                              -             -
  Common stock - $.001 par value.  Authorized 15,000,000
    shares; issued  7,130,095 at April 30,1996
    and 7,129,895 at January 31, 1996                                     7,130        7,130
  Additional paid-in capital                                         20,592,891   20,591,591
  Treasury stock, at cost; 28,000 shares                               (336,000)         -
  Retained earnings (accumulated deficit)                                68,708     (938,058)
                                                                   ------------  -----------
        Total stockholders' equity                                   20,332,729   19,660,663

Commitments and contingencies (note 4)
                                                                   ------------  -----------
                                                                   $ 67,440,808   69,971,238
                                                                   ============  ===========

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (unaudited)


                                                         Three Months Ended
                                                       April 30,    March 31,
                                                          1996         1995
                                                       -----------  ----------

    Revenues:
      Sales of floorcovering products                  $27,129,116  20,811,855
      Franchise license fees and royalties               1,451,499   1,689,249
      Fees from brokering floorcovering products         1,972,203   1,291,106
      Advertising fees, net of direct costs              2,487,957     647,260
      Other                                                614,083     346,812
                                                       -----------  ----------
            Total revenues                              33,654,858  24,786,282

    Cost of sales                                       20,011,406  14,281,454
                                                       -----------  ----------
            Gross profit                                13,643,452  10,504,828

    Selling, general, and administrative  expenses      11,691,257  10,123,080
                                                       -----------  ----------
            Operating income                             1,952,195     381,748
                                                       -----------  ----------

    Other income (expense):
      Interest income                                      132,836     108,489
      Interest expense                                    (588,101)   (457,134)
      Other                                                181,013     224,697
                                                       -----------  ----------
                                                          (274,252)   (123,948)
                                                       -----------  ----------
         Earnings before income taxes                    1,677,943     257,800

    Income taxes                                           671,177      34,106
                                                      ------------  ----------

            Net earnings                               $ 1,006,766     223,694
                                                       ===========  ==========

    Earnings per common and common equivalent share    $       .14  $      .03
                                                       ===========  ==========

    Weighted average number of common and common
      equivalent shares outstanding                      7,406,445   7,370,633
                                                       ===========  ==========



See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                            Three Months Ended
                                                                           April 30,    March 31,
                                                                           ----------------------
                                                                           1996             1995
                                                                           ----             ----

  Cash flows from operating activities:
    Net earnings                                                      $  1,006,766         223,694
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
         Depreciation and amortization                                     830,826         217,072
         Bad debt provision                                               (150,000)        150,000
         Deferred income taxes (benefit)                                   (22,338)      1,198,002
         Changes in assets and liabilities:
           Increase in receivables                                      (1,029,346)     (1,645,201)
           Decrease (increase) in inventories                              397,288        (715,782)
           Decrease (increase) in refundable income taxes                  851,568      (1,058,614)
         (Increase) decrease in prepaid expenses and
            other assets                                                   (34,126)        861,407
          Decrease in accounts payable, rebates payable,
             accrued expenses, and deposits                            ( 2,345,922)     (1,148,037)
                                                                      ------------    ------------
          Net cash used in operating activities                           (495,284)     (1,917,459)
                                                                      ------------    ------------
Cash flows from investing activities:
  Capital expenditures                                                     (61,068)     (1,817,432)
  Acquisitions, net of cash acquired                                         -          (2,923,439)
                                                                      ------------    ------------
          Net cash used in investing activities                            (61,068)     (4,740,871)
                                                                      ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of warrants and options, net                        1,300         126,714
  Purchase of underwriter's warrants                                        -           (1,503,200)
  Purchase of treasury stock                                              (336,000)         -
  Net (payments) proceeds from additional long-term debt                  (772,949)      7,566,409
  Principal payments on capital lease obligations                          (83,625)       (136,027)
                                                                      ------------    ------------
          Net cash (used in) provided by financing activities           (1,191,274)      6,053,896
                                                                      ------------    ------------
             Net decrease in cash                                       (1,747,626)       (604,434)

Cash, beginning of  period                                               4,161,866       2,842,920

                                                                      ------------    ------------
Cash, end of  period                                                  $  2,414,240       2,238,486
                                                                      ============    ============

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued

                                  (unaudited)


                                                          Three Months Ended
                                                        April 30,     March 31,
                                                          1996          1995
                                                        --------       -------
     Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                        $537,042      552,497
                                                         ========      =======

         Income taxes                                    $ 50,000      525,000
                                                         ========      =======

     Supplemental disclosures of noncash investing and financing activities:

         Common stock issued in connection with
           acquisitions                                  $      -      670,110
                                                         ========      =======



See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)

(1) Consolidated Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Transition Report on Form 10-K as filed with the Securities and Exchange Commission, which includes consolidated financial statements for the ten month period ended January 31, 1996.

    The condensed consolidated financial statements give retroactive effect to the merger of the Company and GCO, Inc. on September 28, 1994, which was accounted for as a pooling-of-interests.

    The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

    The Company changed its year-end to January 31 from March 31. The prior year quarter (March 31, 1995) has not been restated to conform to the new quarter-end (April 30, 1996).

(2) Related Party Transactions

    Certain of the stockholders also own franchisees which utilize the services of the Company. Trade accounts receivable at April 30, 1996 and January 31, 1996 include amounts due from these affiliated companies of $77,326 and $85,344, respectively. In addition, rebates payable to franchisees at April 30, 1996 and January 31,1996 include amounts due to director-owned franchisees of $84,869 and $25,975, respectively.

    Included in fees from brokering floor covering products for the three month periods ended April 30, 1996 and March 31, 1995 is $14,362 and $16,958, respectively, earned from services provided to these affiliated franchisees. Included in advertising revenue for the three month periods ended April 30, 1996 and March 31, 1995 is $9,784 and $55,158, respectively, earned from services purchased by affiliated franchisees. Sales to affiliated franchisees of floorcovering products for the three month periods ended April 30, 1996 and March 31,1995 was $16,345 and $86,051,
    respectively.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)



(2) Related Party Transactions (Continued)

    In August 1995, the Company loaned $820,987 to Kevodrew Realty, Inc. ("Kevodrew") a company controlled by A.J. Nassar, the President and Chief Executive Officer of the Company, which loan bears interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center will be a Company-owned store, which has entered into a five-year lease agreement with Kevodrew providing for annual lease payments of $89,155.

    On May 17, 1996 the Company loaned $300,000 to A.J. Nassar, which loan bears interest at an annual interest rate of prime. As of June 7, 1996 Mr. Nassar owed the Company a total of $563,415.

(3) Acquisitions

    On April 2, 1996 the Company issued a nonbinding letter of intent to acquire the four store operations of Manasota Carpet, Inc. based in Bradenton, Florida, for a purchase price of $3 million to be allocated between cash and the Company's common stock.

(4) Subsequent Events

    On May 31, 1996 the Company announced the execution of a definitive agreement to merge with Image Industries, Inc. Upon consummation of the merger, Image will become a wholly owned subsidiary of the Company and continue to operate as a carpet manufacturer and PET recycler. The transaction will be consummated in a one for one exchange of the common stock of the Company for the issued and outstanding common stock of Image. The transaction is subject to approval by the shareholders of the Company and Image, appropriate regulatory approvals and the satisfaction of certain other conditions in the merger agreement. The merger will be accounted for under the pooling-of-interests method of accounting.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     On May 31, 1996 the Company announced the execution of a definitive agreement to merge with Image Industries, Inc. Upon consummation of the merger, Image will become a wholly owned subsidiary of the Company and continue to operate as a carpet manufacturer and PET recycler. The transaction will be consummated in a one for one exchange of the common stock of the Company for the issued and outstanding common stock of Image. The transaction is subject to approval by the shareholders of the Company and Image, appropriate regulatory approvals and the satisfaction of certain other conditions in the merger agreement.


RESULTS OF OPERATIONS

     TOTAL REVENUES. Total revenues for the quarter ended April 30, 1996 (the first quarter of fiscal 1997) increased 36% to $33,654,858, from $24,786,282 reported for the quarter ended March 31, 1995. The growth in revenues largely reflects the impact of the acquisitions of floorcovering retailers during fiscal 1996, and their associated direct sales of floorcovering products. Revenues from the direct sale of floorcovering products, through Company-owned stores and to franchisees, increased 30% to $27,129,116 for the first quarter of fiscal 1997 from $20,811,855 for the quarter ended March 31, 1995.

     Franchise license fees and royalties for the first quarter of fiscal 1997 decreased 14% to $1,451,499 from $1,689,249 for the quarter ended March 31, 1995. The dollar decrease for the three month period includes a $504,069 decrease attributable to the CARPETMAX franchise license fees and a decrease of $30,250 in GCO franchise license fees, which was offset by a $296,569 increase in royalties collected on the revenues of GCO franchisees.

     Fees from franchise services, which includes brokering of floorcovering products and advertising, increased 130% to $4,460,160 for the first quarter of fiscal 1997 from $1,938,366 in the quarter ended March 31, 1995. The increase for the three month period is attributable to increases in buying activity generated from new CARPETMAX franchisees, growth in product demand from existing CARPETMAX franchisees, greater utilization of advertising services by CARPETMAX franchisees and an expansion of services offered by the advertising division.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS  (Continued)

     GROSS PROFIT. Gross profit for the first quarter of fiscal 1997 increased 30% to $13,643,452 from $10,504,828 in the quarter ended March 31, 1995. Gross profit as a percentage of revenue decreased to 41% in the first quarter of fiscal of 1997 from 42% in the quarter ended March 31, 1995. The compression in gross margins is primarily a result of the continuing change in the business mix of the Company, to a revenue base consisting principally of the net sales of Company-owned stores.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1997 increased 15% to $11,691,257 compared to $10,123,080 for the quarter ended March 31, 1995. Increases in operating expenses on an absolute basis reflects an overall growth in the size of the Company's operations required to serve the growing retail base as well as expenses associated with the opening of new Company-owned stores. During the quarter the Company reduced certain trade and note receivable reserves totaling $400,000 reflecting the settlement of such receivables and certain other reserves totaling $225,000 for the resolution of certain claims. These adjustments favorably affected selling, general, and administrative expenses by approximately $625,000 for the quarter ended April 30, 1996 and the first quarter's net income by approximately $375,000.


     OTHER INCOME (EXPENSE), NET. Interest expense for the first quarter of fiscal 1997 increased to $588,101 from $457,134 for the quarter ended March 31,1995 due to increased borrowings under the Company's revolving credit facility, principally to fund acquisitions and working capital.

     INCOME TAX.   The Company's income tax expense for the first quarter of
fiscal 1997 increased to $671,177 from $34,106 for the quarter ended March 31, 1995 due a increase in earnings as well as the March 31, 1995 quarter recording a deduction for the donation of certain inventory to a not-for-profit organization.

     NET EARNINGS. Net earnings and earnings per share for the first quarter of fiscal 1997 increased to $1,006,766 and $.14, respectively, from $223,694 and $.03, respectively, for the quarter ended March 31, 1995.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for acquisitions, working capital, new store openings and other capital expenditures. The Company historically has met its capital requirements through a combination of equity transactions, cash flow from operations, bank lines of credit and credit terms from suppliers.

     CREDIT FACILITIES. The Company has a variable rate revolving credit facility with First Union National Bank allowing for borrowings up to $23,000,000. As of June 7, 1996, $21,240,000 was outstanding under the revolving credit facility at an average interest of 7.56%. In August 1995 the Company utilized its revolving credit facility to loan approximately $821,000 to a company controlled by its President, A. J. Nassar, on a short-term basis to provide interim financing for the purchase of a retail shopping center in which a primary tenant will be a Company-owned store. This loan was repaid by Mr. Nassar on May 22, 1996.

     As of June 7, 1996 the Company also has approximately $7.0 million in principal outstanding under various term loans at interest rates ranging from 5.90% to 10.5%.

     CASH FLOWS.

     During the first three months of fiscal 1997, operating activities used $495,284 compared to $1,917,459 in the quarter ended March 31, 1995. The decrease in cash used in operating activities resulted primarily from an increase in net earnings and an increase in noncash depreciation and amortization charges.

     During the first three months of fiscal 1997, investing activities used $61,068 compared to $4,740,871 in the quarter ended March 31, 1995. The decrease is primarily due to a decrease in acquisitions during fiscal 1997.

     During the first three months of fiscal 1997, financing activities used cash of $1,191,274 compared to cash provided of $6,053,896 in the prior year period. This decrease is primarily due to a decrease in proceeds from the line of credit during the fiscal 1997 period.

     The Company is in discussions with First Union National Bank to provide additional long-term debt, although no assurance can be given that additional borrowings will be granted. If the additional long-term debt cannot be provided, the Company will seek other external financing sources to enable it to meet its expected cash needs, including planned capital expenditures, over the next 12 months.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11   -      Statements Regarding Computation of Per Share Earnings.

     27   -      Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE MAXIM GROUP, INC.



Dated:  June 14, 1996           By: /s/  A.J. Nassar
                                   -------------------------------------------
                                    A.J. Nassar, President and Chief Executive
                                    Officer


Dated:  June 14, 1996           By: /s/  Gene Harper
                                   -------------------------------------------
                                    Gene Harper, Chief Financial Officer

                                 EXHIBIT INDEX





Exhibit                                               Sequential
Number   Description of Exhibit                       Page No.
- -------  ----------------------                       ----------
  11     Statement Regarding Computation of
         Per Share Earnings

  27     Financial Data Schedule (for SEC use only).