Form 10-Q
period 1996-07-31
MAXIM GROUP INC /
filed 1996-09-16
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarterly Period Ended                               Commission File Number:
      July 31, 1996                                              0-22232


                             THE MAXIM GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




   Delaware                                                    58-2060334
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

210 TownPark Drive, Kennesaw, Georgia                                  30144
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:    (770) 590-9369
                                                   -----------------------------


N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                Yes  X                             No
                   -----                             -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:



   Common Stock, $.001 par value                          12,473,580
- -----------------------------------             ------------------------------
              Class                            Outstanding at September 6, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1 - Financial Statements

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                  (unaudited)


                                                                               July 31,         January 31,
                         Assets                                                  1996              1996
                                                                                 ----              ----
Current assets:
  Cash and cash equivalents, including restricted cash of
    $480,295 at July 31, 1996 and $1,027,607 at
    January 31, 1996, respectively                                           $  3,258,157     $  4,161,866
  Current portion of franchise license fees receivable, net
    of allowance for doubtful accounts of $484,864 at
    July 31, 1996 and $175,041 at January 31, 1996                              2,179,260        1,893,949
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,308,146 at July 31, 1996 and
    $1,475,432 at January 31, 1996                                             15,968,111       12,801,523
  Accounts receivable from officers and employees                                 687,854          614,230
  Current portion of notes receivable from franchisees and
    related parties                                                               239,411        1,008,455
   Inventories                                                                 15,819,278       14,862,142
   Refundable income taxes                                                      1,377,446        2,176,348
   Deferred income taxes                                                          438,688        1,319,963
   Prepaid expenses                                                             2,219,203        1,039,317
                                                                             ------------     ------------
        Total current assets                                                   42,187,408       39,877,793

Property and equipment, net                                                    17,963,051       17,858,534
Franchise license fees receivable, less current portion,
  net of allowance for doubtful accounts of $210,000
  at July 31, 1996 and $210,000 at January 31, 1996                             1,583,268        2,091,361
Notes receivable from franchisees, less current portion                            42,632                0
Deferred license fee, net of accumulated amortization                                   0          340,553
Intangible assets, net of accumulated amortization of
  $924,743 at July 31, 1996 and $698,694
  at January 31, 1996                                                           8,670,172        8,859,611
Deferred income taxes                                                           1,758,762          611,973
Other assets                                                                      872,729          331,413
                                                                             ------------     ------------
                                                                             $ 73,078,022     $ 69,971,238
                                                                             ============     ============

See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued

                                  (unaudited)



                                                                     July 31,             January 31,
     Liabilities and Stockholders' Equity                              1996                  1996
                                                                       ----                  ----

Current liabilities:
  Current portion of long-term debt                               $  1,031,766          $   903,382
  Current portion of capital lease obligations                         366,838              356,876
  Rebates payable to franchisees                                     3,291,254            3,672,783
  Accounts payable                                                   7,220,328            6,919,836
  Accrued expenses                                                   5,494,097            5,029,277
  Deferred revenue                                                   1,768,032            1,284,254
  Deposits                                                           3,114,899            2,075,988
                                                                  ------------          -----------
         Total current liabilities                                  22,287,214           20,242,396

Long-term debt, less current portion                                27,914,168           28,159,336
Capital lease obligations, less current portion                      1,743,984            1,908,843
                                                                  ------------          -----------
         Total liabilities                                          51,945,366           50,310,575
                                                                  ------------          -----------

Stockholders' equity:
  Preferred stock - $.001 par value.  Authorized 1,000,000
    shares; no shares issued or outstanding                             -                    -
  Common stock - $.001 par value.  Authorized 15,000,000
    shares; issued and outstanding 7,233,995 at July 31, 1996
    and 7,129,895 at January 31, 1996                                    7,234                7,130
  Additional paid-in capital                                        21,485,087           20,591,591
  Treasury stock, at cost; 28,000 shares                              (336,000)              -
  Accumulated deficit                                                  (23,665)            (938,058)
                                                                  ------------          -----------
         Total stockholders' equity                                 21,132,656           19,660,663

Commitments and contingencies (note 4)

                                                                  ------------          -----------
                                                                  $ 73,078,022          $69,971,238
                                                                  ============          ===========

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (unaudited)


                                                              Three Months Ended
                                                         July 31,            June 30,
                                                        ------------------------------
                                                             1996              1995
                                                             ----              ----
Revenues:
  Sales of floorcovering products                       $   28,942,351  $   23,515,224
  Franchise license fees and royalties                       1,352,180       1,449,453
  Fees from brokering floorcovering products                 2,987,676       1,470,755
  Advertising fees, net of direct costs                      2,810,270       1,061,494
  Other                                                        344,900         492,454
                                                        --------------  --------------
        Total revenues                                      36,437,377      27,989,380

Cost of sales                                               23,117,493      16,015,375
                                                        --------------  --------------
        Gross profit                                        13,319,884      11,974,005

Selling, general, and administrative  expenses              13,184,871      10,338,386
                                                        --------------  --------------
        Operating income                                       135,013       1,635,619
                                                        --------------  --------------

Other income (expense):
  Interest income                                              177,766         101,801
  Interest expense                                            (659,677)       (304,422)
  Other                                                        192,943         124,189
                                                        --------------  --------------
                                                              (288,968)        (78,432)
                                                        --------------  --------------

    (Loss) earnings before income taxes                       (153,955)      1,557,187

Income tax (benefit) expense                                   (61,582)        638,197
                                                        --------------  --------------

        Net (loss) earnings                             $      (92,373) $      918,990
                                                        ==============  ==============

(Loss) earnings per common and common equivalent share          $ (.01)          $ .13
                                                        ==============  ==============

Weighted average number of common and common
  equivalent shares outstanding                              7,169,058       7,302,413
                                                        ==============  ==============


See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (unaudited)


                                                       Six  Months  Ended
                                                  July 31,           June 30,
                                                 ------------------------------
                                                      1996              1995
                                                      ----              ----
Revenues:
  Sales of floorcovering products                $   56,071,467  $   44,327,079
  Franchise license fees and royalties                2,803,679       3,138,702
  Fees from brokering floorcovering products          4,959,879       2,761,861
  Advertising fees, net of direct costs               5,298,227       1,708,754
  Other                                                 958,983         839,266
                                                 --------------  --------------
        Total revenues                               70,092,235      52,775,662

Cost of sales                                        43,128,899      30,296,829
                                                 --------------  --------------
        Gross profit                                 26,963,336      22,478,833

Selling, general, and administrative  expenses       24,876,128      20,461,466
                                                 --------------  --------------
        Operating income                              2,087,208       2,017,367
                                                 --------------  --------------

Other income (expense):
  Interest income                                       310,602         210,290
  Interest expense                                   (1,247,778)       (761,556)
  Other                                                 373,956         348,886
                                                 --------------  --------------
                                                       (563,220)       (202,380)
                                                 --------------  --------------

   Earnings before income taxes                       1,523,988       1,814,987

Income tax expense                                      609,595         672,303
                                                 --------------  --------------

        Net earnings                             $      914,393  $    1,142,684
                                                 ==============  ==============

Earnings per common and common equivalent share  $          .12  $          .16
                                                 ==============  ==============

Weighted average number of common and common
  equivalent shares outstanding                       7,477,282       7,336,523
                                                 ==============  ==============


See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                                        Six Months Ended
                                                                                   July 31,           June 30,
                                                                                 ------------------------------
                                                                                      1996             1995
                                                                                      ----             ----
Cash flows from operating activities:
  Net earnings                                                                   $   914,393       $ 1,142,684

  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                1,710,476           673,869
      Bad debt provision                                                             250,000           310,000
      Deferred income taxes (benefit)                                               (265,514)          539,458
      Changes in assets and liabilities:
         Increase in receivables                                                  (2,541,018)       (2,352,099)
         Increase in inventories                                                    (957,136)       (1,701,630)
         Decrease (increase) in refundable income taxes                              798,902           (13,098)
         (Increase) decrease in prepaid expenses and
           other assets                                                           (1,721,202)          635,723
         Increase (decrease) in rebates and accounts payable,
           accrued expenses, deferred revenue, and deposits                        1,906,472          (929,777)
                                                                                 -----------       -----------
         Net cash provided by (used in) operating activities                          95,373        (1,694,870)
                                                                                 -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                            (1,285,001)       (5,451,992)
  Acquisitions, net of cash acquired                                                   -            (2,923,439)
                                                                                 -----------       -----------
         Net cash used in investing activities                                    (1,285,001)       (8,375,431)
                                                                                 -----------       -----------
Cash flows from financing activities:
  Proceeds from exercise of warrants and options, net                                893,600           137,574
  Purchase of underwriter's warrants                                                     -          (1,503,200)
  Purchase of treasury stock                                                        (336,000)            -
  Net (payments) proceeds from additional long-term debt                            (116,784)       10,733,095
  Principal payments on capital lease obligations                                   (154,897)         (178,301)
                                                                                 -----------       -----------
         Net cash  provided by financing activities                                  285,919         9,189,168
                                                                                 -----------       -----------

         Net decrease in cash                                                       (903,709)         (881,133)

Cash, beginning of period                                                          4,161,866         2,842,920
                                                                                 -----------       -----------
Cash, end of period                                                              $ 3,258,157       $ 1,961,787
                                                                                 ===========       ===========

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued

                                  (unaudited)



                                                                    Six Months Ended
                                                               July 31,          June 30,
                                                              ----------------------------
                                                              1996                    1995
                                                              ----                    ----


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $ 1,201,528       $   832,430
                                                             ===========       ===========

    Income taxes                                             $   100,000       $   525,000
                                                             ===========       ===========

Supplemental disclosures of noncash investing and financing activities:

    Common stock issued in connection with
      acquisitions                                           $      -            5,070,110
                                                             ===========       ===========


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

     The Company changed its year-end to January 31 from March 31. The prior year quarter (June 30, 1995) has not been restated to conform to the new quarter-end (July 31, 1996).

(2)  Related Party Transactions

     Certain of the stockholders also own franchisees which utilize the services of the Company. Trade accounts receivable at July 31, 1996 and January 31, 1996 include amounts due from these affiliated companies of $41,013 and $85,344, respectively. In addition, rebates payable to franchisees at July 31, 1996 and January 31,1996 include amounts due to director-owned franchisees of $65,886 and $25,975, respectively.

     Included in fees from brokering floor covering products for the three month periods ended July 31, 1996 and June 30, 1995 is $12,705 and $18,049,
     respectively, and $27,066 and $35,007 for the six month period ended July 31, 1996 and June 30, 1995, respectively, earned from services provided to these affiliated franchisees. Included in advertising revenue for the three month periods ended July 31, 1996 and June 30, 1995 is $63,971 and $50,627, respectively, and $74,904 and $105,785 for the six month periods ended July 31, 1996 and June 30, 1995, respectively, earned from services purchased by affiliated

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)

(2)  Related Party Transactions (cont.)

     franchisees. Sales to affiliated franchisees of floorcovering products for the three month periods ended July 31, 1996 and June 30,1995 was $8,078 and $64,057, respectively, and $24,429 and $150,108 for the six month periods ended July 31, 1996 and June 30, 1995, respectively.

     In August 1995, the Company loaned $820,987 to Kevodrew Realty, Inc. ("Kevodrew") a company controlled by A.J. Nassar, the President and Chief Executive Officer of the Company, which loan accrued interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center is a Company-owned store, which has entered into a five-year lease agreement with Kevodrew providing for annual lease payments of $89,155.

     As of July 31, 1996 Mr. Nassar owed the Company a total of $ 623,416.

(3)  Acquisitions

     On June 26, 1996 the Company issued a nonbinding letter of intent to acquire Classic Tile & Ceramics and Flint's Carpet Center. Both companies, which are under common ownership, operate out of two locations in Albuquerque, New Mexico. Annual revenues for the combined operation are approximately $8 million. The nonbinding letter of intent is subject to the execution of a definitive purchase agreement and approval of the board of directors of each company.

(4)  Subsequent Events

     On August 22, 1996 the Company terminated negotiations to acquire all of the outstanding stock of Manasota Carpet, Inc. based in Bradenton, Florida. The Company had previously entered into a non-binding letter of intent to acquire Manasota Carpet.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)

(4)  Subsequent Events (cont.)

     On August 30, 1996 the Company merged with Image Industries, Inc.
     ("Image") in a one for one exchange of the common stock of the Company for the issued and outstanding common stock of Image. Image, which will be operated as a wholly-owned subsidiary of the Company, is a recycler of PET (polyethylene terephthalate) post consumer plastics which it converts into PET flake, PET pellet, and polyester fiber, most of which is consumed internally to produce carpet for the residential market. The merger with Image will be accounted for under the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements will be restated in future periods to include the accounts and results of operations of Image.

     The combined results of operations by the separate companies are presented below (in thousands):



                                 Three Months Ended                        Six Months Ended
                           July 31, 1996     June 30, 1995         July 31, 1996       June 30, 1995
                           -------------------------------         ---------------------------------
     Revenues:
       Maxim                 $  36,437           27,989             $   70,092             52,776
       Image                    39,644           35,565                 79,231             70,054
                                ------           ------                -------            -------
     Combined                   76,081           63,554                149,323            122,830
                                ======           ======                =======            =======
     Net (Loss) Earnings:
       Maxim                       (92)             919                    914              1,143
       Image                        15            1,676                    161              3,336
                                ------           ------                -------            -------
     Combined                $     (77)*          2,595             $    1,075*             4,479
                                ======           ======                =======            =======

     * The Company incurred, subsequent to period end, a nonrecurring charge of approximately $4,450,000, ($3,278,000 net of tax benefit) representing transaction expenses and other costs associated with the merger with
     Image.   These costs will be recorded as expenses during the three months ended October 31, 1996.

     On August 30, 1996 the Company closed on a commitment from First Union National Bank for credit facilities totaling $125 million. The facility was executed in conjunction with the merger of the Company and Image completed on August 30, 1996. Proceeds were used to refinance the existing debt of the Company and Image and will provide the Company with working capital.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)

(4)  Subsequent Events (cont.)

     On September 5, 1996 the Company issued a non-binding letter of intent to acquire Bailey & Roberts Flooring, Inc., which is engaged in the specified contract segment of the floorcovering industry. Bailey & Roberts, headquartered in Knoxville, Tennessee, generates annual sales of approximately $14 million. The acquisition is subject to the execution of a definitive purchase agreement and approval of both boards of directors.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

On August 30, 1996 the Company merged with Image Industries, Inc. ("Image"), in a one for one exchange of the common stock of the Company for the issued and outstanding common stock of Image. Image will operate as a wholly owned subsidiary of the Company and continue to operate as a carpet manufacturer and PET recycler. The acquisition of Image will be accounted for under the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements will be restated to include the accounts and results of operations of Image. See Item 5. Other Information for a presentation of the results of the combined companies.


Results of Operations

Total Revenues

The following table sets forth data with respect to total revenues (dollars in thousands):




                      Three Months Ended               Six Months Ended
                      ------------------               ----------------
June 30, 1995               $ 27,989                        $ 52,776
July 31, 1996                 36,437                          70,092
                            --------                        --------
Change                      $  8,448                        $ 17,316
                            ========                        ========
Percentage                      30.2%                           32.8%

Total revenues for the second quarter of fiscal 1997 and the six months ended July 31, 1996 increased 30.2% & 32.8%, respectively. The components of the increases are discussed below.

Retail Sales of Floorcovering Products

The following table sets forth data with respect to sales of floorcovering products (dollars in thousands):


                      Three Months Ended               Six Months Ended
                      ------------------               ----------------
June 30, 1995               $ 23,515                         $ 44,327
July 31, 1996                 28,942                           56,071
                            --------                         --------
Change                      $  5,427                         $ 11,744
                            ========                         ========
Percentage                      23.0%                            26.5%

The growth in revenues from retail sales of floorcovering products largely reflects the impact of the acquisitions of floorcovering retailers during fiscal 1996 and their associated direct sales of floorcovering products.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

Results of Operations (Continued)

Franchise License Fees and Royalties

The following table sets forth data with respect to franchise license fees and royalties (dollars in thousands):

                      Three Months Ended               Six Months Ended
                      ------------------               ----------------
June 30, 1995                $ 1,449                          $ 3,139
July 31, 1996                  1,352                            2,804
                             -------                          -------
Change                       $   (97)                         $  (335)
                             =======                          =======
Percentage                      (6.7)%                          (10.7)%

Franchise license fees decreased due to fewer CARPETMAX franchise licenses being sold in the periods, which was slightly offset by an increase in royalties collected on the revenues of GCO franchisees.

Fees from Franchise Services

The following table sets forth data with respect to fees from franchise services (dollars in thousands):



                      Three Months Ended               Six Months Ended
                      ------------------               ----------------
June 30, 1995               $ 3,025                           $ 5,310
July 31, 1996                 6,143                            11,217
                            -------                           -------
Change                      $ 3,118                           $ 5,907
                            =======                           =======
Percentage                    103.1%                            111.2%

The increase in fees from franchise services, which includes brokering of floorcovering products and advertising, is attributable to increases in buying activity generated from new CARPETMAX franchisees, growth in product demand from existing CARPETMAX franchisees, greater utilization of advertising services by franchisees and an expansion of services offered by the advertising division.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

Results of Operations    (Continued)


Gross Profit

Gross profit margins were 36.6% for the second quarter of fiscal 1997 compared to 42.8% for the quarter ended June 30, 1995. Gross profit margins were 38.5% for the six months ended July 31, 1996 compared to 42.6% for the six months ended June 30, 1995. The compression in gross margins is primarily a result of the continuing change in the business mix of the Company (which relied primarily on brokering, license, and royalty fees) to a revenue base consisting principally of the net sales of Company-owned stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 1997 increased 27.5% compared to the quarter ended June 30, 1995. For the six months ended July 31, 1996, selling, general and administrative expenses increased 21.6% compared to the six months ended June 30, 1995. Increases in operating expenses reflects an overall growth in the size of the operations required to serve the growing retail base as well as expenses associated with the opening of new Company-owned stores.

Other Income (Expense)

The increase in interest expense in the three and six months ending July 31, 1996 over the comparable periods ended June 30, 1995 was due primarily to debt incurred to fund acquisitions and increased working capital.

Income Taxes

The Company reported an income tax benefit for the second quarter of fiscal 1997 of $61,582 compared to an expense of $638,197 for the three months ended June 30, 1995. The Company recorded tax expense of $609,595 for the six months ended July 31, 1996 compared to an expense of $672,303 for the six months ended June 30, 1995. The Company's effective tax expense rate for the six months ended July 31, 1996 and June 30, 1995 was 40.0% and 37.0%, respectively. The change in effective rates reflect the impact of nondeductible expenses with lower earnings.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

Results of Operations    (Continued)

Net (Loss) Earnings

The Company recorded a net loss and loss per share of $(92,373) and $(.01), respectively, for the second quarter of fiscal 1997 compared to net earnings and earnings per share of $918,990 and $.13, respectively, for the three months ended June 30, 1995. The Company's loss for the quarter was due to costs incurred with the opening of new stores in Las Vegas, Nevada, as well as nonreoccurring costs related to the hiring of a Chief Operating Officer and a reorganization of the Company's subsidiaries for state tax planning. The net earnings and earnings per share for the six months ended July 31, 1996 was $914,393 and $.12, respectively, compared to net earnings and earnings per share of $1,142,684 and $.16, respectively, for the six months ended June 30, 1995.

Liquidity and Capital Resources

The Company's primary capital requirements are for acquisitions, working capital, new store openings and other capital expenditures. The Company historically has met its capital requirements through a combination of equity transactions, cash flow from operations, bank lines of credit and credit terms from suppliers.

Credit Facilities

On August 30, 1996 the Company closed on a commitment from First Union National Bank for a credit facility totaling $125 million. The Facility was executed in conjunction with the merger of Maxim and Image, completed on August 30, 1996. Proceeds were used to refinance the existing debt of both Maxim and Image and to provide the Company with additional working capital. As of September 6, 1996, $89 million was outstanding under this credit facility at an average interest rate of 8.5%.

As of August 30, 1996 the Company also has approximately $360,000 in principal outstanding under various term loans at interest rates ranging from 5.9% to 10.5%.

Cash Flows

During the first six months of fiscal 1997, operating activities provided $95,373 compared to a use of $1,694,870 for the six months ended June 30, 1995. The increase in cash provided by operating activities resulted primarily from a decrease in inventories, an increase in depreciation and amortization, and an increase in current liabilities which was offset by an increase in prepaid and other current assets.

During the first six months of fiscal 1997, investing activities used $1,285,001 compared to $8,375,431 for the six months ended June 30, 1995. The decrease is primarily due to a decrease in acquisitions during fiscal 1997 and the completion of a new main office/distribution facility in fiscal 1996.

During the first six months of fiscal 1997, financing activities provided cash of $285,919 compared to cash provided of $9,189,168 in the prior year period. This decrease is primarily due to a decrease in borrowings from the credit facility during the fiscal 1997 period.

PART II.  OTHER INFORMATION

Item 5. Other Information

As noted earlier, on August 30,1996, the Company merged with Image. The acquisition will be accounted for under the pooling-of-interests method of accounting, and, accordingly, the Company's historical consolidated financial statements will be restated in future periods to include the accounts and results of operations of Image.

The combined financial statements of the Company and Image are presented below:

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

          Maxim and Image Supplemental Combined Financial Information

                       Condensed Combined Balance Sheets

                                  (unaudited)


                                                                      July 31,             January 31,
                          Assets                                        1996                  1996
                          ------                                        ----                  ----
Current assets:
  Cash and cash equivalents, including restricted cash of
    $480,295 at July 31, 1996 and $1,027,607 at
    January 31, 1996, respectively                                 $  3,464,113          $  4,206,833
  Current portion of franchise license fees receivable, net
    of allowance for doubtful accounts of $484,864 at
    July 31, 1996 and $175,041 at January 31, 1996                    2,179,260             1,893,949
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,449,109 at July 31, 1996 and
    $1,735,484 at January 31, 1996                                   38,392,351            33,037,147
  Accounts receivable from officers and employees                       687,854               614,230
  Current portion of notes receivable from franchisees and
    related parties                                                     239,411             1,008,455
  Inventories                                                        43,967,439            49,170,427
  Refundable income taxes                                             1,377,446             2,176,348
  Deferred income taxes                                               2,177,121             2,079,963
  Prepaid expenses                                                    3,173,969             2,090,773
                                                                   ------------          ------------
       Total current assets                                          95,658,964            96,278,125

Property and equipment, net                                          95,925,533            93,879,092
Franchise license fees receivable, less current portion,
 net of allowance for doubtful accounts of $210,000
 at July 31, 1996 and $210,000 at January 31, 1996                    1,583,268             2,091,361
Notes receivable from franchisees, less current portion                  42,632                     0
Deferred license fee, net of accumulated amortization                         0               340,553
Intangible assets, net of accumulated amortization of
 $930,192 at July 31, 1996 and $702,867
 at January 31, 1996                                                  8,769,727             8,960,442
Other assets                                                          1,966,016               535,035
                                                                   ------------          ------------

                                                                   $203,946,140          $202,084,608
                                                                   ============          ============

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

          Maxim and Image Supplemental Combined Financial Information

                       Condensed Combined Balance Sheets

                                  (unaudited)



                                                                     July 31,            January 31,
           Liabilities and Stockholders' Equity                        1996                  1996
           -------------------------------------                       ----                  ----
Current liabilities:
  Current portion of long-term debt                              $  1,043,879          $    919,279
  Current portion of capital lease obligations                        531,372               556,449
  Rebates payable to franchisees                                    3,291,254             3,672,783
  Accounts payable                                                 17,410,065            17,165,602
  Accrued expenses                                                 10,334,344             9,146,373
  Deferred revenue                                                  1,768,032             1,284,254
  Deposits                                                          3,114,899             2,075,988
                                                                 ------------          ------------
        Total current liabilities                                  37,493,845            34,820,728

Long-term debt, less current portion                               88,315,990            90,147,278
Capital lease obligations, less current portion                     1,743,984             2,562,877
Deferred taxes                                                      2,580,519             2,402,928
                                                                 ------------          ------------
        Total liabilities                                         130,134,338           129,933,811
                                                                 ------------          ------------
Stockholders' equity:
  Preferred stock - $.001 par value.  Authorized 1,000,000
    shares; no shares issued or outstanding                             -                     -
  Common stock - $.001 par value.  Authorized 25,000,000
    shares; issued  12,500,280 at July 31, 1996
    and 12,396,180 at January 31, 1996                                 12,500                12,396
  Additional paid-in capital                                       61,313,554            60,392,029
  Treasury stock, at cost; 28,000 shares                             (336,000)                 -
  Retained earnings                                                12,821,748            11,746,372
                                                                 ------------          ------------
        Total stockholders' equity                                 73,811,802            72,150,797

Commitments and contingencies

                                                                 ------------          ------------
                                                                 $203,946,140          $202,084,608
                                                                 ============          ============

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

          Maxim and Image Supplemental Combined Financial Information

                   Condensed Combined Statements of Earnings

                                  (unaudited)

                                                                               Three Months Ended
                                                                          July 31,            June 30,
                                                                         ------------------------------
                                                                           1996                 1995
                                                                           ----                 ----
Revenues:
  Sales of floorcovering products                                     $  60,881,330       $  53,822,767
  Fiber and PET sales                                                     7,704,268           5,256,603
  Franchise license fees and royalties                                    1,352,180           1,449,453
  Fees from brokering floorcovering products                              2,987,676           1,470,755
  Advertising fees, net of direct costs                                   2,810,270           1,061,494
  Other                                                                     344,900             492,454
                                                                      -------------       -------------
        Total revenues                                                   76,080,624          63,553,526

Cost of sales                                                            55,672,049          42,857,923
                                                                      -------------       -------------
        Gross profit                                                     20,408,575          20,695,603

Selling, general, and administrative  expenses                           19,133,886          15,682,822
                                                                      -------------       -------------
        Operating income                                                  1,274,689           5,012,781
                                                                      -------------       -------------

Other income (expense):
  Interest income                                                           177,766             101,801
  Interest expense                                                       (1,605,087)           (960,687)
  Other                                                                     176,448             116,495
                                                                      -------------       -------------
                                                                         (1,250,873)           (742,391)
                                                                      -------------       -------------

   Earnings before income taxes                                              23,816           4,270,390

Income tax expense                                                          100,819           1,675,580
                                                                      -------------       -------------

        Net (loss) earnings                                           $     (77,003)     $    2,594,810
                                                                      =============      ==============

(Loss) Earnings per common and common equivalent share                $        (.01)     $          .19
                                                                      =============      ==============

Adjusted net (loss) earnings (1)                                      $  (3,355,003)     $    2,594,810
                                                                      =============      ==============

Adjusted (loss) earnings per common and common
  equivalent share (1)                                                $        (.25)     $          .19
                                                                      =============      ==============

Weighted average number of common and common
  equivalent shares outstanding                                          13,374,395          13,506,166
                                                                      =============      ==============

(1) Adjusted net earnings and adjusted net earnings per share amounts reflect $4,450,000 ($3,278,000, net of tax benefit) in one time costs related to the Image merger which will to be recorded in the third quarter of fiscal 1997.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

          Maxim and Image Supplemental Combined Financial Information

                   Condensed Combined Statements of Earnings

                                  (unaudited)


                                                                           Six  Months  Ended
                                                                      July 31,           June 30,
                                                                    -------------------------------
                                                                         1996              1995
                                                                         ----              ----
Revenues:
  Sales of floorcovering products                                  $ 117,626,984        104,645,739
  Fiber and PET sales                                                 17,674,991          9,735,179
  Franchise license fees and royalties                                 2,803,679          3,138,702
  Fees from brokering floorcovering products                           4,959,879          2,761,861
  Advertising fees, net of direct costs                                5,298,227          1,708,754
  Other                                                                  958,983            839,266
                                                                   -------------        -----------
        Total revenues                                               149,322,743        122,829,501

Cost of sales                                                        108,630,211         83,811,383
                                                                   -------------        -----------
        Gross profit                                                  40,692,532         39,018,118

Selling, general, and administrative  expenses                        36,258,614         30,752,567
                                                                   -------------        -----------
        Operating income                                               4,433,918          8,265,551
                                                                   -------------        -----------

Other income (expense):
  Interest income                                                        310,602            210,290
  Interest expense                                                    (3,212,823)        (1,889,473)
  Other                                                                  260,597            367,203
                                                                   -------------        -----------
                                                                      (2,641,624)        (1,311,980)
                                                                   -------------        -----------

    Earnings before income taxes                                       1,792,294          6,953,571

Income tax expense                                                       716,918          2,474,430
                                                                   -------------        -----------

        Net earnings                                               $   1,075,376          4,479,141
                                                                   =============        ===========

Earnings per common and common equivalent share                    $         .08        $       .33
                                                                   =============        ===========

Adjusted net (loss) earnings (1)                                   $  (2,202,905)       $ 4,479,141
                                                                   =============        ===========

Adjusted (loss) earnings per common and common
  equivalent share (1)                                             $        (.17)       $       .33
                                                                   =============        ===========

Weighted average number of common and common
  equivalent shares outstanding                                       13,347,244         13,540,457
                                                                   =============        ===========

(1) Adjusted net earnings and adjusted net earnings per share amounts reflect $4,450,000 ($3,278,000, net of tax benefit) in one time costs related to the Image merger which will be recorded in the third quarter of fiscal 1997.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

          Maxim and Image Supplemental Combined Financial Information

                  Condensed Combined Statements of Cash Flows

                                  (unaudited)


                                                                                     Six  Months  Ended
                                                                                July 31,           June 30,
                                                                                ---------------------------
                                                                                 1996                 1995
                                                                                 ----                 ----
Cash flows from operating activities:
  Net earnings                                                            $  1,075,376           4,479,141

Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          5,535,665           2,911,464
      Bad debt provision                                                       300,000             310,000
      Deferred income taxes                                                     80,433           1,576,907
      Changes in assets and liabilities:
         Increase in receivables                                            (4,779,634)         (5,064,971)
         Decrease (increase) in inventories                                  5,202,988         (13,272,823)
         Decrease (increase) in refundable income taxes                        798,902             (13,098)
         (Increase) decrease in prepaid expenses and
           other assets                                                     (2,514,177)            449,906
         Increase in rebates and accounts payable,
           accrued expenses, deferred revenue, and deposits                  2,573,594           1,624,223
                                                                          ------------         -----------
         Net cash provided by (used in) operating activities                 8,273,147          (6,999,251)
                                                                          ------------         -----------
Cash flows from investing activities:
  Capital expenditures                                                      (7,050,838)        (23,901,415)
  Acquisitions, net of cash acquired                                             -              (2,923,439)
                                                                          ------------         -----------
         Net cash used in investing activities                              (7,050,838)        (26,824,854)
                                                                          ------------         -----------
Cash flows from financing activities:
  Proceeds from exercise of warrants and options, net                          921,629             137,574
  Purchase of underwriter's warrants                                             -              (1,503,200)
  Purchase of treasury stock                                                  (336,000)              -
  Net (payments) proceeds from additional long-term debt                    (1,706,688)         34,513,209
  Principal payments on capital lease obligations                             (843,970)           (178,301)
                                                                          ------------         -----------
         Net cash (used in) provided by financing activities                (1,965,029)         32,969,282
                                                                          ------------         -----------
         Net decrease in cash                                                 (742,720)           (854,823)

Cash, beginning of period                                                    4,206,833           3,002,531
                                                                          ------------         -----------
Cash, end of period                                                       $  3,464,113           2,147,708
                                                                          ============         ===========

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

          Maxim and Image Supplemental Combined Financial Information

                  Condensed Combined Statements of Cash Flows

                                  (unaudited)




                                                                            Six Months Ended
                                                                        July 31,          June 30,
                                                                        --------------------------
                                                                        1996                  1995
                                                                        ----                  ----
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                     $  3,183,795          $  1,923,347
                                                                ============          ============

   Income taxes                                                 $    450,000          $  1,805,000
                                                                ============          ============

Supplemental disclosures of noncash investing and financing activities:

   Common stock issued in connection with
    acquisitions                                                $      -              $  5,070,110
                                                                ============          ============


Item 6.                    Exhibits and Reports on Form 8-K
- -------                    --------------------------------

                           (a)  Exhibits

                           10.18  Credit Agreement dated as of August 30, 1996 by
                                  and among The Maxim Group, Inc., and its Subsidiaries and
                                  First Union National Bank of Georgia regarding $125 million credit facility.

                           11  -  Statements Regarding Computation of Per Share Earnings.

                           27  -  Financial Data Schedule (for SEC use only).

                           (b)  Reports on Form 8-K.  The following report on Form 8-K was filed during the quarter ended July 31, 1996:  Form 8-K dated May 31, 1996 announcing execution of definitive merger agreement with Image Industries, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE MAXIM GROUP, INC.



Dated:  September 6, 1996               By: /s/  A.J. Nassar
                                            ------------------------------------
                                            A.J. Nassar, President and Chief
                                            Executive Officer


Dated:  September 6, 1996               By: /s/  Gene Harper
                                            ------------------------------------
                                            Gene Harper, Chief Financial Officer

                                EXHIBIT INDEX

Item 6.                    Exhibits and Reports on Form 8-K
- -------                    --------------------------------
                           10.18  Credit Agreement dated as of August 30, 1996 by
                                  and among The Maxim Group, Inc., and its Subsidiaries and
                                  First Union National Bank of Georgia regarding $125 million credit facility.

                           11  -  Statements Regarding Computation of Per Share Earnings.

                           27  -  Financial Data Schedule (for SEC use only).
