Form 10-KT/A
period 1996-01-31
MAXIM GROUP INC /
filed 1996-10-15
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



        FOR THE TRANSITION PERIOD FROM APRIL 1, 1995 TO JANUARY 31, 1996



                         COMMISSION FILE NUMBER 0-22232


                                  THE MAXIM GROUP, INC.
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

           DELAWARE                                        58-2060334
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


210 Town Park Drive, Kennesaw, Georgia                          30144
----------------------------------------                ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (770) 590-9369
                                                        ---------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name on each exchange on which registered

             None                                          None
-----------------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock $.001 par value
-------------------------------------------------------------------------------
                              (Title of class)

The undersigned Registrant hereby amends the following terms, financial statements, exhibits, or other portions of its Transition Report on Form 10-K for the ten months transition period ended January 31, 1996, as set forth below:

      Part IV, Item 13(a) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to The Maxim Group 401(k) Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended March 31, 1996, in accordance with Rule 15d-21.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE MAXIM GROUP, INC.



                                By:     /s/ A. J. Nassar
                                     -------------------------------------
                                     A.J. Nassar
                                     President and Chief Executive Officer



Date: October 9, 1996