Form 10-Q
period 1996-10-31
MAXIM GROUP INC /
filed 1996-12-16
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                      Commission File Number:
     October 31, 1996                                   0-22232



                             THE MAXIM GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   Delaware                                                     58-2060334
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

210 TownPark Drive, Kennesaw, Georgia                           30144
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (770) 590-9369
                                                    ---------------------------

     N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

     Yes    X                                   No
         -------                                   --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


 Common Stock, $.001 par value                           12,510,210
-------------------------------                 -------------------------------
           Class                                Outstanding at December 9, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1 - Financial Statements

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                  (unaudited)


                                                                                October 31,        January 31,
                          Assets                                                   1996               1996
                          ------                                                   ----               ----

Current assets:
  Cash and cash equivalents, including restricted cash of
    $180,557 at October 31, 1996 and $1,027,607 at
    January 31, 1996, respectively                                             $  5,145,334     $  4,206,833
  Current portion of franchise license fees receivable, net
    of allowance for doubtful accounts of $337,559 at
    October 31, 1996 and $175,041 at January 31, 1996                             1,984,660        1,893,949
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,273,131 at October 31, 1996 and
    $1,605,458 at January 31, 1996                                               43,551,352       33,037,147
  Accounts receivable from officers and employees                                   817,327          614,230
  Current portion of notes receivable from franchisees and
    related parties                                                               1,314,110        1,008,455
Inventories                                                                      38,954,990       49,170,427
Refundable income taxes                                                           1,754,130        2,176,348
   Deferred income taxes                                                          1,294,398        2,079,963
   Prepaid expenses                                                               2,470,837        2,090,773
                                                                               ------------     ------------
        Total current assets                                                     97,287,138       96,278,125

Property and equipment, net                                                      98,199,960       93,879,092
Franchise license fees receivable, less current portion,
 net of allowance for doubtful accounts of $210,000
 at October 31, 1996 and $210,000 at January 31, 1996                             1,863,542        2,091,361
Notes receivable from franchisees, less current portion                             661,966                0
Deferred license fee, net of accumulated amortization                                     0          340,553
Intangible assets, net of accumulated amortization of
 $1,026,388 at October 31, 1996 and $702,867
 at January 31, 1996                                                              9,752,513        8,960,442
Other assets                                                                      2,378,564          535,035
                                                                               ------------     ------------

                                                                               $210,143,683     $202,084,608
                                                                               ============     ============


See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued

                                  (unaudited)



                                                                    October 31,   January 31,
           Liabilities and Stockholders' Equity                        1996         1996
           ------------------------------------                        ----         ----

Current liabilities:
  Current portion of long-term debt                               $    533,956  $    919,279
  Current portion of capital lease obligations                         528,532       556,449
  Rebates payable to franchisees                                     2,985,631     3,672,783
  Accounts payable                                                  20,504,498    17,165,602
  Accrued expenses                                                  14,281,384     9,146,373
  Deferred revenue                                                   1,189,070     1,284,254
  Deposits                                                           2,847,065     2,075,988
                                                                  ------------  ------------
        Total current liabilities                                   42,870,136    34,820,728

Long-term debt, less current portion                                90,446,568    90,147,278
Capital lease obligations, less current portion                      2,211,174     2,562,877
Deferred taxes                                                       1,812,976     2,402,928
                                                                  ------------  ------------
        Total liabilities                                          137,340,854   129,933,811
                                                                  ------------  ------------

Stockholders' equity:
  Preferred stock - $.001 par value.  Authorized 1,000,000
    shares; no shares issued or outstanding                              -             -
Common stock - $.001 par value.  Authorized 25,000,000
    shares; issued and outstanding 12,510,180 at
    October 31, 1996 and 12,396,180 at January 31, 1996                 12,510        12,396
  Additional paid-in capital                                        60,996,142    60,392,029
  Retained earnings                                                 11,794,177    11,746,372
                                                                  ------------  ------------
        Total stockholders' equity                                  72,802,829    72,150,797

Commitments and contingencies (note 5)


                                                                  ------------  ------------
                                                                  $210,143,683  $202,084,608
                                                                  ============  ============

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (unaudited)


                                                              Three Months Ended
                                                         October 31,    September 30,
                                                        ------------------------------
                                                              1996            1995
                                                              ----            ----

Revenues:
  Sales of floorcovering products                         $ 68,107,816   $  57,087,075
  Fiber and PET sales                                        6,829,074       6,999,187
  Franchise license fees and royalties                       1,370,361       1,670,414
  Fees from brokering floorcovering products                 2,365,362       1,349,321
  Advertising fees, net of direct costs                      2,886,593       1,517,192
  Other                                                        580,107         562,682
                                                          ------------   -------------
        Total revenues                                      82,139,313      69,185,871

Cost of sales                                               58,303,461      48,540,366
                                                          ------------   -------------
        Gross profit                                        23,835,852      20,645,505

Selling, general, and administrative  expenses              17,844,985      16,300,313

Interest income                                                141,044          64,014
Interest expense                                            (1,826,805)     (1,410,946)
Acqusition costs - Image pooling                            (4,700,000)              0
Other                                                          166,553          50,760
                                                          ------------   -------------

    (Loss) earnings before income taxes                      (228,341)       3,049,020

Income tax  expense                                            883,761       1,181,880
                                                          ------------   -------------

        Net (loss) earnings                               $ (1,112,102)  $   1,867,140
                                                          ============   =============

(Loss) earnings per common and common equivalent share    $       (.08)   $         .14
                                                          ============    =============

Weighted average number of common and common
  equivalent shares outstanding                             13,425,995       13,527,381
                                                          ============    =============



See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (unaudited)


                                                    Nine  Months Ended
                                                 ---------------------------
                                                   October 31, September 30,
                                                 ---------------------------
                                                     1996           1995
                                                     ----           ----

Revenues:
  Sales of floorcovering products                $185,734,812  $161,732,814
  Fiber and PET sales                              24,504,054    16,734,366
  Franchise license fees and royalties              4,174,040     4,809,116
  Fees from brokering floorcovering products        7,325,241     4,111,182
  Advertising fees, net of direct costs             8,184,820     3,225,946
  Other                                             1,539,090     1,401,948
                                                 ------------  ------------
        Total revenues                            231,462,057   192,015,372

Cost of sales                                     166,933,672   132,351,749
                                                 ------------  ------------
        Gross profit                               64,528,385    59,663,623

Selling, general, and administrative  expenses     54,103,599    47,052,880

Interest income                                       451,646       274,304
Interest expense                                   (5,039,628)   (3,300,420)
Acquisition costs - Image pooling                  (4,700,000)            0
Other                                                 424,974       417,964
                                                 ------------  ------------

   Earnings before income taxes                     1,561,778    10,002,591

Income tax expense                                  1,513,973     3,656,310
                                                 ------------  ------------

        Net earnings                             $     47,805  $  6,346,281
                                                 ============  ============

Earnings per common and common equivalent share  $        .00  $        .47
                                                 ============  ============

Weighted average number of common and common
  equivalent shares outstanding                    13,790,509    13,545,761
                                                 ============  ============



See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                                 Nine  Months  Ended
                                                                             October 31,     September 30,
                                                                             -----------------------------
                                                                               1996                1995
                                                                               ----                ----
Cash flows from operating activities:
  Net earnings                                                            $      47,805        $   6,346,281

  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           7,973,668            4,904,238
      Bad debt provision                                                        375,000              250,000
      Deferred income taxes                                                     195,613            1,290,690
      Changes in assets and liabilities:
         Increase in receivables                                            (11,058,004)         (10,779,044)
         Decrease (increase ) in inventories                                 10,737,192          (18,682,355)
         Decrease (increase) in refundable income taxes                         422,218             (177,933)
         (Increase) decrease in prepaid expenses and
           other assets                                                      (2,223,243)             523,628
         Increase in rebates and accounts payable,
             accrued expenses, deferred revenue, and deposits                 6,755,775            3,161,760
                                                                          -------------        -------------
         Net cash provided by (used in) operating activities                 13,226,024          (13,162,735)
                                                                          -------------        -------------

Cash flows from investing activities:
  Capital expenditures                                                      (11,461,392)         (28,333,964)
  Acquisitions, net of cash acquired                                           (946,107)          (4,354,423)
                                                                          -------------        -------------
        Net cash used in investing activities                               (12,407,499)         (32,688,387)
                                                                          -------------        -------------
Cash flows from financing activities:
  Proceeds from exercise of options, net                                        921,629              181,582
  Purchase of underwriter's warrants                                               -              (1,503,200)
  Purchase of treasury stock                                                   (336,000)                -
  Net (payments) proceeds from additional long-term debt                        (86,033)          44,562,628
  Principal payments on capital lease obligations                              (379,620)            (272,120)
                                                                          -------------        -------------
        Net cash provided by financing activities                               119,976           42,968,890
                                                                          -------------        -------------

          Net increase (decrease) in cash                                       938,501           (2,882,232)

Cash, beginning of period                                                     4,206,833            3,002,531
                                                                          -------------        -------------

Cash, end of  period                                                      $   5,145,334        $     120,299
                                                                          =============        =============

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued

                                  (unaudited)



                                                             Nine Months Ended
                                                     October 31,          September 30,
                                                    ------------------------------------
                                                          1996               1995
                                                          ----               ----


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $5,093,540         $3,277,645
                                                      ==========         ==========

    Income taxes                                      $  219,000         $2,335,300
                                                      ==========         ==========

Supplemental disclosures of noncash investing and financing activities:

    Common stock issued in connection with
      acquisitions                                    $      -0-         $5,520,108
                                                      ==========         ==========



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

     The condensed consolidated financial statements give retroactive effect to the merger of the Company and Image Industries, Inc. ("Image") on August 30, 1996 which was accounted for as a pooling-of-interests.

     The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

     The Company changed its year-end to January 31 from March 31. The prior year quarter (September 30, 1995) has not been restated to conform to the new quarter-end (October 31, 1996).

(2)  Inventories
     Inventories consisted of (in thousands):

                                     October 31  January 31,
                                        1996        1996
                                        ----        ----

Raw materials                         $ 6,074      $13,815
Work in Process                         5,392        6,137
Finished goods                         27,489       29,218
                                      -------      -------
                                      $38,955      $49,170
                                      -------      -------

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)



(3)  Related Party Transactions

     Certain of the stockholders also own franchisees which utilize the services of the Company. Trade accounts receivable at October 31, 1996 and January 31, 1996 include amounts due from these affiliated companies of $112,440 and $85,344, respectively. In addition, rebates payable to franchisees at October 31, 1996 and January 31,1996 include amounts due to director-owned franchisees of $85,827 and $25,975, respectively.

     Included in fees from brokering floorcovering products for the three month periods ended October 31, 1996 and September 30, 1995 is $69,019 and $22,534, respectively, and $96,085 and $57,541 for the nine month period ended October 31, 1996 and September 30, 1995, respectively, earned from services provided to these affiliated franchisees. Included in advertising revenue for the three month periods ended October 31, 1996 and September 30, 1995 is $0 and $65,529, respectively, and $74,904 and $171,314 for the nine month periods ended October 31, 1996 and September 30, 1995, respectively, earned from services purchased by affiliated franchisees.


     Sales of floorcovering products to affiliated franchisees for the three month periods ended October 31, 1996 and September 30, 1995 were $98,088 and 89,146, respectively, and $122,517 and $239,254 for the nine month periods ended October 31, 1996 and September 30, 1995, respectively.

     In August 1995, the Company loaned $820,987 to Kevodrew Realty, Inc. ("Kevodrew") a company controlled by A.J. Nassar, the President and Chief Executive Officer of the Company, which loan accrued interest at the prime rate. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center is a Company-owned store, which has entered into a five-year lease agreement with Kevodrew providing for annual lease payments of $89,155.

     As of October 31, 1996 Mr. Nassar had a demand note with the Company for $732,174, at an interest rate of prime.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)


(4)  Acquisitions

     On August 30,1996 the Company merged with Image Industries, Inc. in a one for one exchange of common stock of the Company for the issued and outstanding common stock of Image. Image is a recycler of PET (polyethylene terephthalate) post consumer plastics which it converts into PET flake, Pet pellet, and polyester fiber, substantially all of which is consumed internally to produce carpet for the residential market. The acquisition of Image has been accounted for under the pooling-of-interest method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and operating results of Image. The Company has recorded a nonrecurring charge of $4,700,000, representing expenses related to the merger with Image, which was recorded during the three months ended October 31, 1996. The Company will not receive an income tax benefit for some of these one time charges.


The results of operations previously reported by the separate companies and the combined amounts are presented below (in thousands):



                                     Three Months Ended                Nine Months Ended
                           October 31, 1996 September 30, 1995  October 31, 1996 September 30, 1995
                           -----------------------------------  -----------------------------------

     Revenues:
       Maxim                   $ 38,110         $31,849            $108,203         $ 84,625
       Image                     44,029          37,337             123,259          107,390
                               --------         -------            --------         --------
     Combined                  $ 82,139         $69,186            $231,462         $192,015
                               ========         =======            ========         ========
     Net (Loss) Earnings:
       Maxim                   $ (2,171)        $ 1,212            $ (1,257)        $  2,355
       Image                      1,059             655               1,305            3,991
                               --------         -------            --------         --------

     Combined                  $ (1,112)        $ 1,867            $     48         $  6,346
                               =========        =======            ========         ========


     On August 30, 1996 the Company closed on a commitment from First Union National Bank for credit facilities totaling $125 million. The facility was executed in conjunction with the merger of the Company and Image. Borrowings under this credit facility were used to refinance the existing debt of the Company and Image and will provide the Company with working capital.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (unaudited)

(4) Acquisitions (continued)

    Effective October 1, 1996, the Company acquired certain assets of Classic Tile & Ceramics and Flint's Carpet Center. Both companies, which were under common ownership, operate out of two locations in Albuquerque, New Mexico. Annual revenues for the combined operation are approximately $8 million. The acquisitions have been reflected on the purchase basis of accounting at a price of $665,000, consisting of a cash payment of $440,000, issuance of a $160,000 note payable over five years and an additional $65,000 in acquisition costs. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of fair values at the date of acquisition, resulting in goodwill and other intangibles of $420,000 which will be amortized over a 20 year period. The allocation has been based on preliminary estimates and studies which may be revised at a later date.


    Effective October 1, 1996, the Company also acquired certain assets of Sexton Floor Covering, Inc., which is engaged in the sale and installation of floorcoverings and related items in Knoxville Tennessee. The acquisition has been reflected on a purchase basis of acounting at a price of $1,049,000, consisting of a cash payment of $350,000, issuance of 43,333 shares of the Company's common stock valued for purposes of the acquisition at $671,662 and an additional $27,338 in acquisition costs. The purchase price has been allocated to the assets acquired and liabities assumed based estimates of fair values at the date of acquisition, resulting in goodwill of $717,000 which will be amortized over a 20 year period. The allocation has been based on preliminary estimates and studies which may be revised at a later date.

(5) Subsequent Events

    On November 22, 1996, the Company acquired Bailey & Roberts Flooring, Inc., which is engaged in the specified contract segment of the floorcovering industry. Bailey & Roberts, headquartered in Knoxville, Tennessee, generates annual sales of approximately $14 million. The acquisition will be accounted under the pooling-of-interests method of accounting.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

On August 30, 1996 the Company merged with Image Industries, Inc. ("Image"), in a one for one exchange of the common stock of the Company for the issued and outstanding common stock of Image. Image operates as a wholly owned subsidiary of the Company and continues to operate as a carpet manufacturer and PET recycler. The acquisition of Image has been accounted for under the pooling-of-interests method of accounting and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Image.

Results of Operations

Total Revenues

The following table sets forth data with respect to total revenues for the periods indicated (dollars in thousands):


                       Three Months Ended      Nine Months Ended
                       ------------------      -----------------

September 30, 1995           $69,186              $192,015
October 31, 1996              82,139               231,462
                             -------              --------
Change                       $12,953              $ 39,447
                             =======              ========
Percentage change               18.7%                 20.5%

Total revenues for the three month and nine months ended October 31, 1996 increased 18.7% and 20.5%, respectively, over the prior year periods. The components of the increases are discussed below.

Retail Sales of Floorcovering Products

The following table sets forth data with respect to sales of floorcovering products for the periods indicated (dollars in thousands):


                        Three Months Ended     Nine Months Ended
                        ------------------     -----------------

September 30, 1995           $57,087                $161,733
October 31, 1996              68,108                 185,735
                             -------                --------
Change                       $11,021                $ 24,002
                             =======                ========
Percentage change               19.3%                   14.8%

The growth in revenues from sales of floorcovering products during the three and nine month periods ended October 31, 1996 largely reflects the impact of the acquisitions of floorcovering retailers during the ten months ended January 31, 1996 ("fiscal 1996") and their associated sales of products. The results of these acquired retailers is not fully reflected in the prior year periods, as such acquisitions were made at various times during the year.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES



Results of Operations (Continued)


Fiber and PET Sales

The following table sets forth data with respect to fiber and PET sales for the periods indicated (dollars in thousands):


                       Three Months Ended      Nine Months Ended
                       ------------------      -----------------

September 30, 1995           $6,999                  $16,734
October 31, 1996              6,829                   24,504
                             ------                  -------
Change                       $ (170)                 $ 7,770
                             ======                  =======
Percentage change              (2.4)%                   46.4%

Fiber and PET sales for the three months ended October 31, 1996 decreased due a reduction in the sales price for fiber and PET. Revenues from fiber and PET sales increased 46.4% during the nine months ended October 31, 1996 from the prior year period. This increase was due to an increase in the overall sales volume for fiber and PET for the nine months ended October 31, 1996, partially offset by a reduction in the sales price in the third quarter.

Franchise License Fees and Royalties

The following table sets forth data with respect to franchise license fees and royalties for the periods indicated (dollars in thousands):


                       Three Months Ended      Nine Months Ended
                       ------------------      -----------------

September 30, 1995           $1,670                  $4,809
October 31, 1996              1,370                   4,174
                             ------                  ------
Change                       $ (300)                 $ (635)
                             ======                  ======
Percentage change             (18.0)%                 (13.2)%

Franchise license fees decreased due to fewer CARPETMAX(TM) franchise licenses being sold in the three and nine month periods ended October 31, 1996, slightly offset by an increase in royalties collected on the revenues of GCO franchisees.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES




Fees from Franchise Services

The following table sets forth data with respect to fees from franchise services for the periods indicated (dollars in thousands):


                           Three Months Ended  Nine Months Ended
                           ------------------  -----------------

September 30, 1995               $2,867             $ 7,337
October 31, 1996                  5,252              15,510
                                 ------             -------
Change                           $2,385             $ 8,173
                                 ======             =======
Percentage change                  83.2%              111.4%

The increase in fees from franchise services, which includes brokering of floorcovering products and advertising is attributable to increases in buying activity generated from new CARPETMAX(TM) franchisees, growth in product demand from existing CARPETMAX(TM) franchisees, greater utilization of advertising services by franchisees and an expansion of services offered by the advertising division.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

Results of Operations  (Continued)


Gross Profit

Gross profit margins were 29.0% for the three months ended October 31, 1996 compared to 29.8% for the three months ended September 30, 1995. Gross profit margins were 27.9% for the nine months ended October 31, 1996 compared to
31.1 % for the nine months ended September 30, 1995. The compression in gross margins is primarily a result of the continuing change in the business mix of the Company (which relied primarily on brokering, license, and royalty fees) to a revenue base consisting principally of the net sales of floorcovering products through Company-owned stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 1996 increased 9.5% compared to the three months ended September 30, 1995. For the nine months ended October 31, 1996, selling, general and administrative expenses increased 15.0% compared to the nine months ended September 30, 1995. Increases in operating expenses reflects an overall growth in the size of the operations required to serve the growing retail base as well as expenses associated with the opening of new Company-owned stores. During the three months ended October 31, 1996, the Company reduced certain note receivable reserves totaling $350,000 based upon management's assessment of the collection of such receivables. This adjustment favorably affected net income by approximately $210,000 for the quarter.

Other Income (Expense)

The increase in interest expense in the three and nine months ending October 31, 1996 over the comparable periods ended September 30, 1995 was due primarily to debt incurred to fund acquisitions and increased working capital.

Income Taxes

The Company reported income tax expense for the three months ended October 31, 1996 of $883,761 compared to an expense of $1,181,880 for the three months ended September 30, 1995. The Company recorded tax expense of $1,513,973 for the nine months ended October 31, 1996 compared to an expense of $3,656,310 for the nine months ended September 30, 1995. The Company's effective tax expense rate for the nine months ended October 31, 1996 and September 30, 1995 was 96.9% and 36.6%, respectively. The effective rate for the nine months ended October 31, 1996 reflects the impact of nondeductible expenses associated with the merger of Image, combined with lower earnings.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

Results of Operations  (Continued)

Net (Loss) Earnings

The Company recorded a net loss and loss per share of $(1,112,102) and $(.08), respectively, for the three months ended October 31, 1996 compared to net earnings and earnings per share of $1,867,140 and $.14, respectively, for the three months ended September 30, 1995. The Company's loss for the quarter was due to costs of $4,700,000 incurred with the merger with Image. The charge includes both transaction costs, as well as severance costs and the elimination of redundant systems. The net earnings and earnings per share for the nine months ended October 31, 1996 was $47,805 and $.00, respectively, compared to net earnings and earnings per share of $6,346,281 and $.47, respectively, for the nine months ended September 30, 1995.

Liquidity and Capital Resources

The Company's primary capital requirements are for acquisitions, working capital, new store openings and other capital expenditures. The Company historically has met its capital requirements through a combination of equity transactions, cash flow from operations, bank lines of credit and credit terms from suppliers.

Credit Facilities

The Company has a variable rate credit facility with First Union National Bank allowing for borrowings up to $125 million. The facility was established in conjunction with the merger of Maxim and Image, in August 1996. Proceeds were used to refinance the existing debt of both Maxim and Image and to provide the Company with additional working capital. As of December 11, 1996, $89 million was outstanding under this credit facility at an average interest rate of 8.5%.

As of December 11, 1996 the Company also has approximately $1,981,000 in principal outstanding under various term loans at interest rates ranging from 5.9% to 10.5%.

Cash Flows

During the nine months ended October 31, 1996, operating activities provided $13,226,024 compared to a use of $13,162,735 for the nine months ended September 30, 1995. The increase in cash provided by operating activities resulted primarily from a decrease in inventories, an increase in depreciation and amortization, and an increase in current liabilities which was offset by an increase in accounts receivable, prepaid and other current assets. The decrease in inventory was due to higher sales of floorcovering products to franchisees and other carpet retailers.

During the nine months ended October 31, 1996, investing activities used $12,407,499 compared to $32,688,387 for the nine months ended September 30, 1995. The decrease is primarily due to a decrease in acquisitions during fiscal 1997 and the completion of a new main office/distribution facility in fiscal 1996.

During the nine months ended October 31, 1996, financing activities provided cash of $119,976 compared to cash provided of $42,968,890 in the prior year period. This decrease is primarily due to a decrease in borrowings from the credit facility during the fiscal 1997 period.

PART II.  OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

     On August 29,1996 the Company held its 1996 Annual Meeting of Shareholders. At the meeting the Company's shareholders approved the Agreement and Plan of Reorganization dated as of May 31, 1996 to merge Image Industries, Inc. and the Company, with Image thereby becoming a wholly-owned subsidiary of Maxim, and in which each issued and outstanding share of Image Common Stock was converted into the right to receive one share of Maxim Common Stock. The number of votes cast in favor of the merger was 3,962,536 shares and the number of votes cast against the plan was 2,500. There were 1,350 abstentions.

     The Company's shareholders approved an amendment to the Certificate of Incorporation of Maxim to increase the number of authorized shares of Common Stock from 15,000,000 shares to 25,000,000 shares. The number of votes cast in favor of the amendment was 5,926,297 shares and the number of votes cast against the amendment was 12,625. There were 4,450 abstentions.

        In addition, the Company's shareholders approved an amendment to the Certificate of Incorporation of Maxim to provide for the election and removal of Directors; to provide for the classification of the Board into three classes, as nearly equal in number as possible, each class of which, after the election to initial terms of one, two and three years, with one class being elected each year; to prohibit actions by written consent of shareholders without a meeting and to authorize the Board of Directors to amend By-laws
without action by the shareholders of the Company.   The number of votes cast
in favor of the amendment was 3,655,769 shares and the number of votes cast against the amendment was 306,167. There were 4,450 abstentions.

The following persons were elected to serve on the Company's Board of
Directors:

Nominees for Terms Expiring in 1997:
     Dick McAdams
     Herb Wolk
     Michael Nixon

Nominees for Terms Expiring in 1998
     James Inglis
     Ronald McSwain

Nominees for Terms Expiring in 1999
     Richard Kaplan
     A.J. Nassar
     M.B. Seretean

The number of votes cast for the election of each of the directors was 3,822,476. No votes were cast against the election of the nominees. There were 83,900 abstentions.

     Also, the Company's shareholders approved an amendment to the 1993 Stock Option Plan of Maxim to increase the number of shares available for grant thereunder from 1,000,000 shares to 2,000,000 shares. The number of votes cast in favor of the amendment was 3,822,476 and the number of votes cast against the amendment was 137,160. There were 6,750 abstentions.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits


        11   -    Statements Regarding Computation of Per Share Earnings.

        27   -    Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended October 31, 1996: Current Report on Form 8-K dated August 30, 1996 (reporting merger with Image Industries, Inc.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE MAXIM GROUP, INC.



Dated:  December 12, 1996        By: /s/  A.J. Nassar
                                     ---------------------------------------
                                     A.J. Nassar, President and Chief Executive
                                     Officer


Dated:  December 12, 1996      By:   /s/  Gene Harper
                                     --------------------------------------
                                     Gene Harper, Chief Financial Officer