Form 10-K405
period 1997-01-31
MAXIM GROUP INC /
filed 1997-05-09
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ----------------
                                   FORM 10-K
                               ----------------
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended January 31, 1997

                         ------------------------------

                          Commission File No. 0-22232

                             THE MAXIM GROUP, INC.

                             A Delaware Corporation
                  (IRS Employer Identification No. 58-2060334)
                               210 TownPark Drive
                            Kennesaw, Georgia 30144
                                 (770) 590-9369

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      NONE
                         ------------------------------

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                         Common Stock, $.001 par value
                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (12,273,806 shares) on April 23, 1997 was approximately $138,000,000 based on the closing price of the registrant's common stock as reported on the Nasdaq National Market on April 23, 1997. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of April 23, 1997: 16,133,644 shares of $.001 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Maxim Group, Inc. (the "Company") operates and franchises one of the largest retail floorcovering networks in North America through two retail floorcovering concepts: CarpetMAX, which operates full-service floorcovering stores, and GCO, which operates cash-and-carry discount floorcovering stores. As of April 1, 1997, the Company's retail network consisted of 50 Company-owned CarpetMAX stores, including one Gallery Store, seven Company-owned GCO stores, and 270 franchise dealers operating approximately 457 CarpetMAX stores and 102 GCO stores. In addition, the Company has recently begun to expand its floorcovering distribution network to target large commercial projects for institutional customers such as hospitals, hotels, governments, the military and schools (the "specified contract" market) and smaller commercial and residential construction and renovation projects managed by a general contractor (the "builder" market). Sales of floorcovering products in Company-owned stores increased 31.4% to $106.2 million for the twelve months ended January 31, 1997 from $80.8 million for the ten months ended January 31, 1996 and total revenues, including manufacturing revenues, increased 34.5% to $251.0 million for the twelve months ended January 31, 1997 from $186.6 million for the ten months ended January 31, 1996.

         In 1991, the Company commenced franchising the CarpetMAX brand name and concept and, through fiscal 1994, had established 187 franchisees in 233 territories. In fiscal 1995, the Company began to establish its Company-owned stores by acquiring existing CarpetMAX franchisees and additional independent floorcovering retailers. In September 1994, the Company acquired GCO, Inc., a franchisor and operator of cash-and-carry discount floorcovering stores with 11 owned and 56 franchised stores.

         In April 1995, the Company began opening Company-owned CarpetMAX stores utilizing a consistent format to expand its floorcovering retail market share and leverage its specialty retailing strategies and resources. The initial prototype CarpetMAX store is typically in a "Class A" retail location and ranges in size from 6,500 to 7,000 square feet of retail selling space. Each store carries a broad range of floorcovering selections featuring every major floorcovering category in separate in-store galleries. With the exception of area rugs, the Company merchandises its hard surface and carpet lines using product sample displays rather than in-stock inventories in order to minimize store investment and inventory risks. These CarpetMAX stores leverage the Company's strong supplier relationships, state-of- the-art advertising and promotion production and media placement capabilities, advanced store personnel training systems and programs and proprietary consumer credit program, thereby maximizing store productivity and profitability. The Company opened 12 initial prototype CarpetMAX stores from April 1995 through June 1996.

         In May 1996, the Company began expanding its retail management team and initiated certain refinements to its CarpetMAX store concept. In November 1996, the Company opened its first Gallery Store. The Gallery Store prototype has 6,500 square feet of retail selling space in a "Class A" retail location. The Company believes the Gallery Store has one of the most extensive product offerings in the industry, featuring approximately 8,000 SKUs of carpet, area rugs, hardwood flooring, vinyl flooring, ceramic tile, laminates, stone and resilient surfaces produced by the leading floorcovering manufacturers worldwide. The Gallery Stores are designed to create a more comfortable, enjoyable and productive shopping experience supported by a well-trained professional staff. Each floorcovering category is featured in a separate in-store gallery as well as in coordinated multi-category displays throughout the store. The Company has introduced the Gallery Store prototype in conjunction with a coordinated national advertising program to establish CarpetMAX as the "first-in-mind" floorcovering brand with the consumer. The Company plans to open 70 Gallery Stores during fiscal 1998 and 1999 in existing, contiguous and targeted new markets as well as convert certain of its 12 initial prototype CarpetMAX stores to Gallery Stores.

         To enhance its ability to offer high-quality and high-margin products and services, in August 1996, the Company merged with Image Industries, Inc. ("Image"), a leading producer of polyester broadloom carpet. The Company believes that Image's product line will provide the Company's retail and commercial customers with a greater selection of high-quality carpet at a lower cost than would otherwise be available. Due to the niche nature of polyester carpet manufacturing, the Image merger has not adversely impacted the Company's relationships with its other carpet suppliers.

         In addition to the Company's CarpetMAX and GCO franchise networks, the Company in the first quarter of 1997 initiated two new franchise concepts:
Gallery, which offers to franchisees the Company's Gallery Store carpet; and MAXCARE, which offers to franchisees a carpet and upholstery cleaning business concept.

INDUSTRY OVERVIEW

         The floorcovering market is divided into three distinct segments: residential replacement (including full- service and cash-and-carry), specified contract and builder. The Company believes that the residential replacement segment comprises approximately 50% of the total North American floorcovering market with the specified contract and builder segments making up the remainder of the floorcovering market. The Company estimates total retail floorcovering sales approximated $20 billion in 1995.

         The domestic retail floorcovering industry is highly fragmented with independent retail floorcovering dealers operating over 14,000 locations. Other floorcovering vendors such as home centers, furniture stores, department stores and mass merchants operate over 23,000 locations nationwide. The Company believes that the industry is characterized by a large number of small local and regional companies, none of which has a national brand name, and a small number of national chains. The typical independent floorcovering retailer operates one store with limited product selection and service. As a result, the Company believes that most independent floorcovering retailers face distinct competitive disadvantages and challenges, including limited purchasing power for products and services, lack of product breadth and knowledge, and ineffective asset management, merchandising, selling and store-management techniques. The Company plans to capitalize on these competitive disadvantages through its buying power and professional retailing operations. The Company believes that the manufacturing component of the floorcovering industry has substantially consolidated and that the retail component is in its initial stages of consolidation. In addition, Shaw Industries, Inc. ("Shaw"), the largest domestic carpet manufacturer, has entered the retail floorcovering market principally through the acquisition of several independent floorcovering dealers.

BUSINESS STRATEGY

         The Company's objective is to establish the largest and most profitable residential and commercial floorcovering distribution network in North America. The Company has built an integrated floorcovering distribution network, consisting of both Company-owned and franchised retail stores, supported by the Company's extensive specialty retailing capabilities in product sourcing, store development, marketing and advertising, credit and personnel training.

         The cornerstone of the Company's strategy is focused on CarpetMAX, a full-service floorcovering retail concept that is designed to address the competitive disadvantages of traditional floorcovering stores. After opening 12 initial prototype CarpetMAX stores through June 1996, the Company refined its CarpetMAX retailing concept and opened the first Gallery Store in November 1996. The principal elements of the CarpetMAX strategy include:

         Offer Broad Selection of Products and Services. CarpetMAX is a one-stop, full-service floorcovering store for customers seeking a broad selection of carpet and other floorcovering products.

Each store offers approximately 8,000 SKUs of floorcovering products, including carpets, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates, and stone and resilient surfaces from leading floorcovering manufacturers worldwide. CarpetMAX stores, in particular the Gallery Store format, carry a much broader selection of floorcovering products and offer a more comprehensive range of related services than those featured at traditional floorcovering dealers.

         Locate Stores in Prime Retail Locations. The Company's strategy is to locate its new CarpetMAX stores in "Class A" retail locations, preferably as freestanding stores in locations with high consumer visibility. The Company intends to open multiple stores within a market to achieve management, operating and advertising efficiencies and to create barriers to competitive entry or expansion.

         Provide Customer Friendly Environment and Superior Service. The Company believes that a customer friendly shopping environment and high level of customer service are important competitive advantages. The size and format of the CarpetMAX prototype emphasize customer intimacy and are designed to create a more comfortable, enjoyable and productive shopping experience supported by a well-trained professional staff. In addition, the Company offers customers added conveniences including a proprietary credit program, interior design consulting, delivery and installation services and a 100% satisfaction guarantee.

         Build Leading National Brand. The Company intends to establish CarpetMAX as the "first-in-mind" floorcovering brand by (i) increasing its offering of proprietary, CarpetMAX branded products, (ii) utilizing both local and national advertising campaigns reinforcing the CarpetMAX name, and (iii) opening consistent CarpetMAX stores in highly visible locations.

         Leverage Product Sourcing Capabilities. As a leading purchaser of floorcoverings, the Company is able to obtain advantageous pricing, delivery terms and merchandising programs. The Company has established close relationships with its major suppliers across all floorcovering categories. By capitalizing on these suppliers' production and delivery capabilities, the Company is able to offer what it believes is one of the largest selections of high-quality floorcovering products, generally on a private-label and just-in-time basis, which minimizes inventory risk and maximizes retail profitability. Furthermore, the Company merged with Image to ensure and enhance its ability to provide a reliable, low-cost proprietary source of carpet to support its expanding retail network.

         Leverage Retailing Resources and Capabilities. In addition to its product sourcing capabilities, the Company has invested in extensive retailing resources to support the growth and operation of its floorcovering distribution network. Specific resources include (i) highly-experienced retailing management, (ii) in-house media studios to produce advertising and promotion programs and point-of-sale merchandising materials, (iii) a media placement staff servicing all major markets, (iv) a satellite communication system for store-level training and product promotions, (v) proprietary training programs to develop store personnel, and (vi) a proprietary consumer credit program. The Company will continue to leverage these resources to support the opening of new CarpetMAX stores and the expansion of its other distribution channels.

GROWTH STRATEGY

         While the Company intends to use the CarpetMAX concept, in particular the Gallery Store prototype, as its primary growth vehicle, the Company will continue to expand its floorcovering distribution network to more fully utilize its distribution and retailing resources and capabilities. Specifically, the Company intends to grant additional GCO franchises to further penetrate the cash-and-carry market and to expand its presence in the specified contract and builder markets through both internal growth and acquisitions. The principal elements of the Company's growth strategy include:

         Roll Out New Gallery Stores. The Company intends to open 70 Gallery Stores in existing, contiguous and targeted new markets during fiscal 1998 and 1999. The Company intends to target areas with significant new residential building activity or older, more established communities where remodeling is likely to occur. The Company plans to open multiple stores within each market to achieve management, operating and advertising efficiencies and to create barriers to competitive entry or expansion.

         Expand the GCO Franchise Network. GCO stores principally target the cash-and-carry residential replacement and builder segments. The Company intends to continue to franchise GCO stores as opposed to opening Company-owned GCO stores because of capital investment requirements. Currently, the Company has GCO franchise dealers operating 102 stores in approximately 70 of the 259 areas of dominant influence ("ADI") in the United States. As a result, the Company believes there exists opportunities to open GCO stores in contiguous and targeted new markets and expects to grant approximately 25 new GCO franchises in fiscal 1998.

         Expand Product Offerings and Services for Each Distribution Format. The Company believes that by offering new products and services to its customers, such as consumer credit programs, installation and post-sale maintenance products and services, the Company will increase retail productivity through more frequent and larger customer transactions. The Company has developed its "Wall-to-Wall" credit program to provide attractive financing arrangements for customers.

         Expand Specified Contract and Builder Distribution Capabilities. The Company has expanded its presence in the specified contract and builder markets through recent acquisitions. The Company intends to build market share in these segments primarily by leveraging its existing distribution network and established floorcovering distribution and retail resources to target these segments. The Company believes that the Company's existing infrastructure and proprietary, low-cost carpet products will support the growth of the Company's complementary specified contract and builder businesses.

         Strategic Acquisitions. The Company intends to selectively pursue the acquisition of floorcovering dealers in markets which offer the potential for the Company to build substantial market share and provide a platform for new store openings. The Company's acquisition prospects include both independent retailers and existing CarpetMAX franchisees. The Company will also selectively pursue the acquisition of complementary businesses and services.

RETAIL OPERATIONS

         CarpetMAX Stores. CarpetMAX stores currently operate under a variety of formats. All CarpetMAX stores carry a broad variety of CarpetMAX private-label floorcoverings from leading manufacturers, including high-quality polyester carpets manufactured by Image. In May 1994, the Company commenced a store acquisition strategy and as of April 1, 1997, the Company had acquired 13 full-service floorcovering operations currently representing 36 stores operating under the CarpetMAX brand name in 11 markets (the "Acquired CarpetMAX Stores"). In April 1995, the Company began opening Company- owned CarpetMAX stores and as of April 1, 1997, the Company had opened 12 initial prototype CarpetMAX stores.

         CarpetMAX Flooring Idea Gallery Stores. In November 1996, the Company opened its first Gallery Store, offering an extensive merchandise mix, including carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates and stone and resilient surfaces, and a wide range of services, including interior design consulting, measuring, delivery, installation and satisfaction guarantees. The Company intends to use the Gallery Store as its primary growth vehicle and plans to open 70 Gallery Stores during fiscal 1998 and 1999 in existing, contiguous and targeted new markets as well as convert certain of its 12 initial prototype CarpetMAX stores into Gallery Stores.

                 Store Format. The Gallery Store provides customers with a "one-stop" shopping experience for all of their floorcovering needs, catering primarily to consumers seeking a wide selection of high-quality products. The typical Gallery Store will be free-standing with 6,500 square feet of retail selling space located in a prime retail location. Gallery Stores feature a race-track design and are outfitted with innovative merchandising fixtures and displays, attractive in-store signage, a child-play area, and customer conference and work areas. Gallery Stores are designed to create a more comfortable, enjoyable and productive shopping experience supported by a well-trained professional staff. Each Gallery Store displays approximately 8,000 SKUs of floorcovering products, with departmentalized product displays dedicated to particular floorcovering products as well as cross-merchandise displays exhibiting a combination of floorcovering products. With a greater emphasis on hard surface floorcovering products than its initial prototype CarpetMAX store, the Company believes that the Gallery Store will meet increasing consumer demand for alternatives to traditional carpet products.

                 Site Selection and Targeted Markets. In locating new store sites, the Company relies on its in-house store development department to identify markets and store sites with high sales potential. In evaluating potential markets, the Company considers the target market's economy, demographics, growth potential and customer base as well as potential competition. The Company also targets areas with significant new residential building activity or older, more established communities where remodeling is likely to occur. In addition to performing internal market analyses, the Company has used a nationally recognized market research group to validate internal forecasts and to conduct additional market studies based on specific criteria established by the store development department. Within each market, the Company seeks to locate stores in prime retail locations with high consumer visibility. The Company intends to open multiple stores within each market to achieve management, operating and advertising efficiencies and to create barriers to competitive entry or expansion.

                 The Company also intends to offer certain of its existing CarpetMAX franchisees the opportunity to upgrade their existing CarpetMAX stores to Gallery Stores. See "-- Franchise Operations -- CarpetMAX Franchise Network."

                 Conversion of Company-Owned Stores. The Company intends to convert certain of its 12 Company-opened initial prototype CarpetMAX stores into Gallery Stores. Also, where economically feasible, the Company intends to initiate a store remodeling program to upgrade certain of the remaining 36 Acquired CarpetMAX Stores to be consistent with the Gallery Store format. Where it is not economically feasible, the Company will utilize such stores as service centers to expand its builder business. The Company may also convert such stores, on a limited basis, into a factory direct cash-and-carry format.

         Georgia Carpet Outlet Stores. GCO operates and franchises discount floorcovering stores under the name "GCO Carpet Outlets" catering to the cash-and-carry floorcovering market. As of April 1, 1997, GCO operated seven Company- owned GCO stores and had 102 franchise stores. GCO stores have a consistent format with approximately 10,000 square feet of retail selling space. Unlike CarpetMAX or Gallery Stores, a GCO store maintains all of its products in inventory. Replacement inventory is provided through the Company's distribution center in Kennesaw, Georgia. GCO stores derive more than 75% of their revenues from the sale of carpet, with the balance consisting of pad, hardwood and vinyl flooring sales. GCO caters primarily to consumers with a higher degree of price sensitivity who do not require the higher levels of customer service and broad selection of products provided by CarpetMAX stores. Customers typically include "do-it- yourself" homeowners, home builders, rental property owners and property managers. In contrast to the full service operations of the CarpetMAX stores, GCO does not offer delivery or installation services. Instead, customers requiring these services, principally installation, are provided a list of recommended independent contractors. Floorcovering products are sold on a limited warranty basis. The Company intends to focus its expansion of the GCO network through franchises. See "-- Franchise Operations -- GCO Franchise Network."

SPECIFIED CONTRACT OPERATIONS

         To expand its market share in the specified contract segment of the floorcovering industry, in November 1996 the Company acquired Bailey & Roberts Flooring, Inc. ("Bailey & Roberts"), a Knoxville, Tennessee-based company with a significant presence in the specified contract market and an excellent reputation for attracting and maintaining specified contract business. The specified contract business caters primarily to the floorcovering requirements of larger commercial customers. As a result, it is possible to manage the specified contract segment from relatively few regional offices. The Company serves specified contract customers beginning at the project specification stage and continuing through securing, delivering, installing and maintaining the floorcovering product. The Company currently has approximately 25 salespeople whose primary responsibility is to develop specified contract business and service specified contract customers and plans to add salespeople in regional markets.

BUILDER OPERATIONS

         To expand its market share and enhance its management expertise in the builder segment of the floorcovering industry, in November 1996 the Company acquired Sexton Floor Covering, Inc. ("Sexton"), a Knoxville, Tennessee-based company with an excellent reputation in the builder market. The Company services the builder segment primarily in local markets where it has established regional service centers and a base of CarpetMAX stores. Leveraging the established infrastructure available in these local markets, the Company utilizes its extensive merchandise mix, product displays, sales personnel and customer service capabilities in catering to the builder customer's needs. The Company currently has approximately 40 salespeople whose primary responsibility is to service the builder customer.

FRANCHISE OPERATIONS

         CarpetMAX Franchise Network. The Company generates revenues from CarpetMAX franchisees through three primary sources: franchise fees, brokerage fees from purchases of floorcovering products and additional services provided on a fee basis. The current one-time franchise fee payable by a new CarpetMAX franchisee is $35,000 for the operation of a CarpetMAX franchise in an exclusive territory. The franchise agreement requires CarpetMAX franchisees to purchase at least 50% of their floorcovering products through suppliers designated by the Company on which the Company earns a brokerage fee paid by the supplier. In addition to having better and lower-cost access to industry floorcovering products, CarpetMAX franchisees also have access to CarpetMAX private-label products and specials. Additional services, including customized merchandising programs, advertising and promotion, credit and training programs are offered on a fee-for-service basis.

         CarpetMAX franchisees have the exclusive right to use the CarpetMAX business concept and service marks, logos, slogans and other identifying features within a specific geographic area (the "Exclusive Area"). Provided that the dealer is not in default, the Company may not grant more than one franchise within an Exclusive Area, nor may the Company or any affiliate of the Company operate a Company-owned store within an Exclusive Area without the franchisee's consent. Major metropolitan market areas, however, may be divided into a number of Exclusive Areas. In addition, because of the different nature of their business, CarpetMAX and GCO franchises may be established in the same territory. The Company is offering certain of its existing CarpetMAX franchisees the opportunity to upgrade their existing CarpetMAX stores to Gallery Stores in return for allowing the Company to open stores in their exclusive territory.

         As of April 1, 1997, the Company had 270 franchise dealers operating approximately 457 CarpetMAX stores. The Company does not expect its CarpetMAX franchise network to grow materially in the future, as its strategy is to open Company-owned Gallery Stores to expand its retail network.

         Gallery Franchise Network. To support its primary focus of growing its Gallery Stores, the Company began to offer a franchise of the Gallery Store
concept to  existing CarpetMAX members in late February 1997.   Although the
site where a Gallery Store will be located is mutually agreed upon by the Company and the franchisee, because Gallery Store franchises are only offered to existing CarpetMAX franchisees, all new Gallery Stores will be located within the franchisee's existing exclusive area. Should the Company reasonably determine that other Gallery Stores should be opened within the franchisee's exclusive area, and the franchisee refuses to do so, the Company will have a right of first refusal to construct and operate such Gallery Stores in exchange for the Company paying a yearly royalty to the franchisee based upon the Company's gross sales at the store.

         While there is no franchise fee associated with a Gallery Store franchise, the franchisee will be required to pay a monthly royalty fee in accordance with the following percentage rates of gross sales corresponding to the customer category: (i) commercial - 2%; (ii) builder - 2%; (iii) consumer
- 6%; and (iv) all other products and services - 6%. In addition, the franchisee is required to pay 2% into a national advertising fund and spend approximately 3% to 9% of its gross sales per quarter on local advertising. Unlike CarpetMAX stores which may have varying trade dress and store design among franchisees, each Gallery Store franchise must conform to a strict set of specifications which includes only offering required or authorized products, similar advertising, marketing and promotional programs and materials and a consistent store layout, design, appearance, lighting, decor, fixtures, leasehold improvements and trade dress.

         As of April 1, 1997, the Company had not sold any Gallery franchises.

         MAXCARE Franchise Network. In February 1997, the Company began to offer a franchise related to the business of carpet and upholstery cleaning services under the MAXCARE Franchise System. MAXCARE franchises will offer carpet and upholstery cleaning and related services to both individuals and businesses. These services will be provided using a proprietary MAXCARE carpet cleaning machine which will be mounted in a van bearing the Company's distinctive colors and signage. Each MAXCARE franchisee will receive an exclusive operating territory, which will typically be one or more counties within a state, where they will be required to offer the products and services specified by the Company. The Company expects a significant number of MAXCARE franchises will be operated by CarpetMAX franchisees or other entities who currently operate retail businesses that are complimentary with the services offered by MAXCARE franchises. MAXCARE franchisees will be required to purchase certain products from the Company and may purchase services from several of the Company's divisions including Maxim Marketing and Humax. Each Franchisee must pay an initial franchise fee based upon the population in the franchisee's operating territory, with a minimum initial franchise fee of $12,500.

         In addition to the initial franchise fee, all franchisees must purchase one or more MaxMaster Systems from the Company before they begin operations. The MaxMaster System includes (i) the MaxMaster carpet cleaning machine, which will be mounted in a specially equipped Ford van and (ii) an accessory packet which is installed in the van and which includes upholstery wands, a maintenance kit, hoses, fresh water tank, chemical shelf, storage box arranger and other accessories. All franchisees must pay a royalty of between 4% to 6% of its gross sales, subject to a minimum monthly royalty payment of $200 per month during the first year, which minimum monthly royalty increases by $200 per month during each successive year, up to a maximum of $1,000 per month during the fifth year and thereafter.

         As of April 1, 1997, the Company had not sold any MAXCARE franchises.

         GCO Franchise Network. GCO generates revenues from franchise fees and franchise royalty fees based on franchise store sales. The current one-time franchise fee payable by each new GCO franchisee is $25,000. In addition, the GCO franchisee pays the Company a royalty at the rate of 5% on the first $500,000 of gross sales and 3% on gross sales over $500,000 during a year. GCO franchisees have the exclusive right to use the GCO business concept and service marks, logos, slogans and other identifying features within a specific geographic area. The Company has continued to expand the scope of services available to GCO franchisees. The Company now offers services relating to site selection and merchandising, advertising and promotion, management and sales training, credit, information systems and other store operations. Although the Company markets GCO franchises to CarpetMAX franchisees, the Company does not permit GCO's franchisees to use the CarpetMAX store format and services, the Company's CarpetMAX proprietary marks or to sell CarpetMAX private-label products. Currently there are four franchisees operating both GCO and CarpetMAX franchises.

         As of April 1, 1997, the Company had 102 GCO franchise stores operating in 70 of the 259 ADI markets in the United States.

RETAIL INFRASTRUCTURE

         Supplier Relationships. The Company believes that the Company obtains high-quality products at a lower cost than its competitors due to the floorcovering purchasing volume of the Company's retail network and its relationships with major floorcovering suppliers. The ability of the Company to purchase and inventory private label products creates significant buying opportunities and competitive advantages for the Company. In addition, the Company's use of its vendors' efficient distribution networks permits it to maintain low inventory levels, providing the Company with an important competitive advantage. The Company believes that the Company is not dependent upon any one vendor for product purchases and the loss of any single vendor would not have a long-term material adverse effect on the Company's operating results or financial position.

         The Company offers a full range of floorcovering products from leading manufacturers, including Shaw, Mohawk Industries, Inc., Beaulieu of America, Inc., Queen Carpet and World Carpet, together with its proprietary Image products, for broadloom carpet, Monsanto, DuPont and AlliedSignal for carpet fiber, Armstrong World Industries, Mannington and Congoleum for vinyl flooring, Bruce Hardwood Floors (a division of Triangle Pacific Industries), and Harris-Tarkett for hardwood flooring, American Marazzi, Dal-Tile and Florida Tile (a division of PreMark International), for ceramic tile and Pergo and Wilsonart (a division of PreMark International) for laminates. Each of these suppliers is a leader in its respective floorcovering category. The Company's suppliers also include niche carpet, vinyl, hardwood, laminates and ceramic tile producers worldwide, as well as leading manufacturers and importers of area rugs and other decorative floorcovering products.

         Advertising and Promotion. The Company, through its in-house, state-of-the-art production facilities, develops and offers to its CarpetMAX retail distribution network high-quality, creative marketing and promotion programs, including television, radio, print and direct mail campaigns, sales literature and point-of-purchase programs. The Company maintains on-site multi-track audio recording studios, a television production facility and full-service media department, and has produced advertising campaigns nationwide. The Company believes that it obtains economies of scale in advertising production and media placement that are unavailable to smaller retailers. Customized advertising packages are available to franchisees at lower rates than those charged by most advertising or production companies.

         To further expand and develop the national brand awareness of CarpetMAX floorcovering products and services, the Company has developed a comprehensive national and regional marketing strategy that emphasizes electronic and paper media, including television and newspaper circulars. The Company has recently placed a greater emphasis on national media campaigns, such as TV and magazines. In conjunction with the Gallery Store roll-out, the Company launched nationwide CarpetMAX advertisements in national magazines such as Architectural Digest, Women's Day, Ladies Home Journal, Better Homes and Gardens, and House Beautiful featuring CarpetMAX product selection, quality, pricing and satisfaction guarantee as well as the Company's commitment to superior customer service.

         Retail Management and Sales Training. The Company focuses on enhancing retail productivity by applying proven techniques to train its store managers and sales representatives. All Company-owned store management, sales and operating personnel receive intensive training in a variety of areas ranging from product knowledge to sales and service techniques at the Company's "Carpet College." The Company offers a variety of training programs to its franchisees on a fee basis. These programs range from daily classes to intensive three-week programs. Also, all store personnel, whether at Company-owned stores or franchise stores, receive a comprehensive training and orientation program which emphasizes the Company's advertising and marketing support, use of consumer credit, store operations, general business practices and inter-company operations.

         To further enhance its training capabilities, the Company utilizes a state-of-the-art interactive satellite communications system consisting of digital video, audio and data compilation and analysis with 170 down-links. The training system utilizes interactive communication capabilities to broadcast training and merchandising programs to Company-owned store locations and participating CarpetMAX franchise dealers. Broadcasts include information on sales training, new technology, new products, merchandising, available specials and design trends.

         Site Selection and Store Development and Design. The Company has an in-house store development department with responsibility for site selection, lease negotiation and build-out of Company-owned stores to accelerate store openings and minimize opening costs. In locating sites for its Gallery Stores, the store development department evaluates the economic conditions, demographics, growth and customer base of potential markets as well as possible competition. In addition to performing internal market analysis, the Company has used a nationally recognized market research group to validate internal forecasts and to conduct additional market studies based on specific criteria established by the store development department. Using its construction and development expertise, the store development department will also coordinate the redesign of certain of the Company-owned CarpetMAX stores into, or to be consistent with, the Gallery Store prototype. See "-- Retail Operations -- CarpetMAX Flooring Idea Gallery Stores." The interior store design includes pre-determined product mix merchandised principally through samples rather than in stock inventory, fixtures and display systems, and point-of-sale merchandising signage and promotional materials. Once a new store site is identified, the Company will stage the products and merchandising systems for the new store in its distribution center and headquarters. The Company intends to own certain of its store sites.

         Management Information Systems. Company-owned stores are currently operating their businesses with the information systems which were in place at the time of acquisition by the Company. However, the Company is currently working with a nationally recognized information technology consulting firm to develop a proprietary point-of-sale system for tracking consumer demographics and purchasing patterns, and integrating store operations and financial data into the Company's central information system. The Company believes that there is also an opportunity to link franchisees, Company-owned stores and vendors through the integration of EDI capabilities with the Company's information systems. Using its current information system, the Company obtains information on a weekly basis detailing each of its Company-owned store's sales, expenses, close ratios and various other data relating to store operations that the Company requires for the efficient management of its retail stores.

CUSTOMER SERVICE

         The Company seeks to differentiate itself from other independent and large retailers through its service offerings. Accordingly, CarpetMAX stores offer retail customers the following services:

         Interior Design and Product Selection. CarpetMAX sales professionals assist customers in all aspects of making a floorcovering selection, including assessment of interior design preferences, coordination with other home furnishings and decorating preferences, and product layout and measuring. To confirm customer satisfaction with a selected floorcovering product, the Company offers a full replacement guarantee for any reason, including if the customer does not like their own choice of color or style once installed. CarpetMAX sales professionals seek opportunities to visit a customer's home or commercial location to verify proper installation and to identify additional purchase opportunities.

         Delivery and Installation. CarpetMAX stores rely on local contractors for the installation of floorcovering products. Because installation is often the Company's final contact with customers, the Company has recently developed the "Ten Point Must System," a merit based training program for its installation subcontractors, to guarantee consistent high-quality installation service. Points are earned under the Ten Point Must System by satisfying various requirements including (i) attending classes devoted to increasing the subcontractors' knowledge of the Company's floorcovering products and services,
(ii) complying with a standardized dress code, and (iii) the absence of customer complaints.

         Consumer Credit Program. The Company, in affiliation with a national provider of consumer financing, began offering consumer credit to its customers in November 1996. The Company's consumer credit program is marketed as the CarpetMAX "Wall-to-Wall" credit program and is exclusively for the use of the Company's CarpetMAX stores and participating franchisees. The Company believes these credit programs enhance closing ratios and lead to higher average ticket purchases. The Company uses a pre-approved listing service which enables CarpetMAX stores to solicit sales from 100% credit pre-approved potential customers. With 60-day, 90-day, 6-month and 12-month interest-free programs, plus open- and closed-end revolving credit packages, the Company offers a variety of credit plans to its customers. The Company also offers longer term (up to three years) consumer credit financing for its customers. The Company is not contingently liable for the credit extended and receives a percentage of interest attributable to accounts outstanding.

CARPET MANUFACTURING OPERATIONS

         On August 30, 1996, the Company merged with Image, a leading manufacturer of polyester carpet, to establish a proprietary source of private-label, high-quality polyester carpet lines for the Company's multiple distribution channels. The ability of the Company to manufacture high-quality polyester carpet enables the Company and its franchisees to offer lower prices and obtain higher margins than they might otherwise be able to obtain.

         Carpet Manufacturing. Image's carpet manufacturing operations include yarn spinning, tufting, dyeing and finishing operations. In fiscal 1997, the Company converted 57.6 million pounds of fiber into carpet. Because the Company's current fiber conversion capacity is approximately 70 million pounds, the Company intends to expand its production of high-quality polyester carpet.

         Image is vertically integrated from the manufacture of polyester fiber from polyethylene terephthalate ("PET") bottles and other post-consumer and post-industrial PET waste materials through the manufacturing of carpet products. The principal raw materials used in Image's carpet manufacturing operations are polyester fiber, synthetic backing materials and various dyes and chemicals. Image manufactures its polyester fiber from recycled PET obtained from post- consumer plastics such as discarded soda bottles, and obtains other raw materials from several supply sources.

         During fiscal 1997, Image purchased recycled PET from approximately 250 suppliers for conversion into clean PET resin. Image extrudes clean PET resin into polyester fiber, which it spins into carpet face yarn. The yarn is then tufted into undyed and unfinished carpet and later dyed and finished into one of the Company's various carpet styles. Image converts approximately 60% of its clean PET resin into its carpet products. The balance is sold as PET resin to producers of packaging and other materials or converted into polyester fiber and sold to home furnishings producers. During the twelve months ended January 31, 1997, a total of 48 companies purchased approximately 56.8 million pounds of fiber and PET produced by Image.

         Carpet Marketing and Sales. Image designs, manufactures and markets 54 carpet styles and maintains approximately 1,550 SKUs consisting of a range of colors, densities and textures. Image has positioned its products in the medium price range for carpets sold domestically and emphasizes quality, style and service. Image has historically marketed its carpets domestically and internationally through a direct sales force of approximately 55 full-time sales representatives and seven independent sales agents at April 1, 1997. Image's carpets are sold through over 6,000 independent retailers and distributors. Following its merger with the Company in August 1996, the Company significantly expanded the marketing of Image's carpets by offering and selling a greater amount of Image's carpets through its CarpetMAX network and GCO stores. For the twelve months ended January 31, 1997, total sales of Image's carpets through the Company's distribution networks amounted to approximately $10.9 million, or 8.0% of Image's total carpet sales. In both the residential and commercial markets, price competition and market coverage are particularly important because of the relatively small differentiation perceived among most competing product lines. Image's recent investment in polyester fiber extrusion equipment, its modern carpet manufacturing equipment and its marketing strategy contribute to its ability to compete on the basis of price, style, quality and service. For the twelve months ended January 31, 1997, revenues generated from the sale of Image's carpets was $132.1 million, comprising 42.7% of the Company's total revenues.

COMPETITION

         Competition in the retail floorcovering market is intense due to the significant number of retailers in operation. In December 1995, Shaw, the world's largest carpet manufacturer, announced its decision to move into the retail floorcovering sector. Pursuant to this strategy, Shaw has acquired Carpetland USA, Inc. and New York Carpet World, Inc. Although Shaw is in the early stages of developing its retail operations, there can be no assurance that it will not become a major competitor in the future. In addition, large retailers also provide significant competition, including The Home Depot, Inc. and Sears, Roebuck & Co. The principal methods of competition within the retail floorcovering industry include store location, product selection and merchandising, customer service and price. The Company also competes with businesses that market to retail floorcovering franchisors. The Company believes that there are two primary competitors in its franchise business:
Carpet One and Abbey Rug, two buying cooperative associations. The Company distinguishes itself from its competition by directly offering a full range of services to its members in addition to the traditional services of purchasing and merchandising. Management believes that the Company's competitors subcontract most services (except floorcovering purchasing) to outside vendors.

         The Company's carpet manufacturing business competes with other carpet manufacturers and manufacturers of alternative floorcoverings such as wood or tile. Certain of the Company's competitors in the carpet manufacturing business have greater financial and other resources than the Company. The carpet manufacturing industry currently has one dominant participant, Shaw, whose 1995 sales were estimated to represent approximately 30% of the total industry sales. In addition, carpet sales by Mohawk Industries, Inc. in 1995 were estimated to represent 15% of the total industry sales. Carpet manufacturers also face competition from the hard surface floorcovering industry. The principal methods of competition within the carpet manufacturing industry are price, style, quality and service.

TRADEMARKS, SERVICE MARKS, TRADE NAMES AND COMMERCIAL SYMBOLS

         The Company has registered a number of marks with the U.S. Patent and Trademark Office including CarpetMAX(R), CarpetMAX -- THE NATIONAL CARPET EXCHANGE(R) and MAKING A WORLD OF DIFFERENCE(R). The Company has also applied for registration of the mark CarpetMAX Flooring Idea Gallery(TM). GCO has registered a number of marks with the U.S. Patent and Trademark Office, including GCO(R) and GCO CARPET OUTLETS(R). GCO also uses a number of service marks in association with its standard GCO franchise including a word mark consisting of the words "GCO Carpet Outlets(TM)" and design and word marks consisting of "GCO Carpet Outlets(TM)" or "Georgia Carpet Outlets(TM)." Image uses several trademarks in the marketing of its polyester fiber and carpet, including Duratron(R), Duratron Gold(TM), Image Resist-Gard(R), Resistron(R), Ecolon(R), Permalon(TM), Enviro-Tech(R), Image(TM) and Classique(R). Image's registered trademarks are of perpetual duration, subject to periodic renewal and continued use.

         There are no infringing uses actually known to the Company which could materially affect the Company's use of the service marks, logos or slogans in any state in which the Company is, or is proposed to be, located. There are no patents or copyrights relevant to the Company and the Company is not the owner or licensee of any patent or copyrights relevant to the franchise.

EMPLOYEES

         As of April 14, 1997, the Company employed approximately 2,400 persons, including approximately 780 persons at its retail operations and approximately 1,514 persons at its manufacturing operations. No employee is a party to any collective bargaining agreement and the Company believes its relationship with its employees is good.

GOVERNMENTAL REGULATION

         The Company is subject to Federal Trade Commission ("FTC") regulations governing the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing certain information prescribed by the FTC Rule.

         State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship currently exist in a substantial number of states. Such laws generally require registration of the franchise offering circular with state authorities prior to the offer or sale of franchises and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting misrepresentations and interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a requirement to repurchase inventory or other compensation, these provisions have not had a significant effect on the Company's franchise operations.

         The Company is not aware of any pending franchise legislation which in its view is likely to have a material adverse effect on the operations of the Company. The Company is aware, however, that various legislative proposals have been or are being debated at both the state and federal levels which could result in new laws regulating the offer and sale of franchises and other aspects of the franchisor-franchisee relationship. It is possible that such legislation, if enacted, could adversely affect the Company's franchise operations. The Company believes, however, that its operations comply in all material respects with current federal and state franchise regulations.

         The Company is also subject to numerous existing and proposed state and federal laws and regulations designed to protect the environment from wastes and emissions of hazardous substances. Management believes it is either in material compliance with all currently applicable laws and regulations or is acting in accordance with the appropriate variances or similar arrangements. The Company believes that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on its operations. However, the enactment of new or expanded environmental regulations could adversely affect the Company's operations.

         Each Company-owned store and franchise location is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the business is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the procurement of new Company store sites or franchises in a particular area.

ITEM 2.  PROPERTIES.

         In June 1995, to accommodate a growing distribution and retail business, the Company relocated its entire corporate staff and distribution center to a 150,000 square foot facility on a 13 acre site in Kennesaw, Georgia. The Company stores inventory and distributes products to its retail floorcovering network from this facility. The Company previously occupied a 62,000 square foot building in nearby Marietta, Georgia. The Marietta facility is currently being leased to an unrelated third party.

         The Company also leases 57 facilities, through which it conducts its retail operations.

         The executive offices of the Company's manufacturing subsidiary, Image, are located in Armuchee, Georgia. In addition, plants are located in Georgia, Alabama and South Carolina. The following is a summary of the plants and other properties owned or leased by Image:

                                                                                                                   APPROXIMATE
                                                                                                                    ENCLOSED
                  IMAGE LOCATIONS                                PRIMARY USE                                    AREA (SQUARE FEET)
                  -----------------                              -----------                                    -----------------
                  Armuchee, Georgia(1)  . . . . . . . . . . .    Executive Office, Carpet Tufting,

                                                                   Finishing and Storage                           232,000

                  Calhoun, Georgia(2) . . . . . . . . . . . .    PET Storage                                        53,000

                                                                 PET Storage                                       116,000

                  Kensington, Georgia(2)  . . . . . . . . . .    PET Storage                                       136,000

                  Lylerly, Georgia(2) . . . . . . . . . . . .    PET Storage                                        54,000

                  Rome, Georgia(1)  . . . . . . . . . . . . .    Carpet Dyeing and Sample Processing               216,000

                  Rome, Georgia(2)  . . . . . . . . . . . . .    PET Storage                                       140,000

                                                                 PET Storage                                        41,000

                  Rome, Georgia(1)  . . . . . . . . . . . . .    Yarn Spinning                                     211,000

                  Shannon, Georgia(1) . . . . . . . . . . . .    Finished Carpet Storage and Distribution          308,000

                  Summerville, Georgia(1) . . . . . . . . . .    PET Sortation, Granulation, Washing,
                                                                    Fiber Extrusion and PET Pellet
                                                                    Extrusion, Storage and Shipping                366,000


                  Talladega, Alabama(1) . . . . . . . . . . .    Yarn Spinning                                      82,000

                  Melville, New York(2) . . . . . . . . . . .    PET Purchasing Office                                 425

                  Dillon, South Carolina(1) . . . . . . . . .    Yarn Spinning                                     102,000

----------------

(1) These plants are owned, with the exception that the plant in Summerville, Georgia is leased pursuant to a capital lease from the Development Authority of the City of Summerville. Image has the option to purchase the Summerville plant, which includes 14 acres, for $100 upon expiration of the lease in 2003. These plants include owned approximate acreages as follows: 168 acres at Armuchee, Georgia; 20 acres at Rome, Georgia (carpet dyeing); 48 acres at Rome (yarn spinning); 10 acres at Talladega, Alabama; 12 acres at Dillon, South Carolina; 8 acres at Summerville, Georgia; and 35 acres at Shannon, Georgia.

(2) These facilities are leased under leases which expire within the next three years. Management believes that these leases can be renewed on substantially the same terms and conditions as the existing leases.

ITEM 3.          LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended January 31, 1997 to a vote of security holders of the Company.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MAXM." The Common Stock began trading on the Nasdaq National Market on October 1, 1993. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported by the Nasdaq National Market.


                                                                HIGH                  LOW
                                                                ----                  ---
    Fiscal period ended January 31, 1996
         First Quarter                                        $13.50               $ 9.25
         Second Quarter                                        13.75                 9.75
         Third Quarter                                         15.25                11.75
         Fourth Quarter(1)                                     14.00                 9.00

    Fiscal year ended January 31, 1997
         First Quarter                                        $12.50               $ 9.38
         Second Quarter                                        15.50                11.25
         Third Quarter                                         17.00                12.00
         Fourth Quarter                                        17.50                14.00


------------------

(1) Includes only the month of January 1996 due to a change in the Company's fiscal year end from March 31 to January 31.

         As of April 23, 1997, there were approximately 235 holders of record of the Common Stock. Management of the Company believes that there are in excess of 400 beneficial holders of its Common Stock.

         The Company has never declared or paid any dividends on its capital stock. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant. Currently, the Company is restricted in its ability to declare or pay cash dividends under the terms of its credit facility.

         Recent Sales of Unregistered Securities. On May 15, 1996, the Company issued 50,000 shares of Common Stock at a price of $9.80 per share to James W. Inglis in connection with his joining the Company as its new Chief Operating Officer and Senior Executive Vice President.

         On November 22, 1996, the Company issued an aggregate of 242,288 shares of Common Stock to the shareholders of Bailey & Roberts in connection with the acquisition of Bailey & Roberts by the Company.

         On November 26, 1996, the Company issued an aggregate of 43,333 shares of Common Stock to the shareholders of Sexton in connection with the acquisition of Sexton by the Company.

         All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) and/or 3(b) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions and no commissions were paid.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of January 31, 1997 and 1996, for the year ended January 31, 1997 and for the ten month period ended January 31, 1996 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements of the Company as of March 31, 1995 and for each of the years in the two-year period ended March 31, 1995 have been audited by KPMG Peat Marwick LLP, independent auditors. The selected financial data for the year ended March 31, 1993 are derived from the unaudited consolidated financial statements of the Company. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the consolidated financial condition and results of operations for this period.
The selected consolidated financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. Financial data gives retroactive effect to the merger of the Company and GCO on September 28, 1994 and the merger of the Company and Image on August 30, 1996, which transactions were accounted for as a pooling-of-interests.

                                                                                        TEN MONTHS
                                                      FISCAL YEAR ENDED  MARCH 31,        ENDED
                                                   ------------------------------       JANUARY 31  FISCAL YEAR ENDED
                                                    1993        1994         1995        1996(1)    JANUARY 31, 1997
                                                   -------     -------     ------       --------    -----------------
STATEMENT OF EARNINGS DATA:

Revenues:

    Sales of floorcovering products ...........    $88,676     $106,237    $174,935     $186,568         $250,968

    Fees from franchise services ..............      5,113       9,688       13,876       13,432           26,336

    Fiber and PET sales .......................      4,583       5,297       12,886       24,072           28,853

    Other .....................................        479       1,369        1,644        3,479            3,564
                                                   -------     -------     --------     --------         --------
        Total revenues ........................     98,851     122,591      203,341      227,551          309,721

Cost of sales .................................     71,570      85,847      139,521      161,723          222,290
                                                   -------     -------     --------     --------         --------
        Gross profit ..........................     27,281      36,744       63,820       65,828           87,431

Selling, general, and administrative expenses .     17,417      23,669       46,870       59,197           72,366

Replacement stock option charge ...............       --        10,388(2)      --           --               --

Goodwill impairment charge ....................       --          --           --          6,569(3)          --

Merger-related costs ..........................       --          --            500(4)      --              4,900(5)

Interest expense, net .........................      3,824       1,579        1,442        4,280            6,393

Other expense (income) ........................         98         263         (421)         (78)            (302)
                                                   -------     -------     --------     --------         --------

Earnings (loss) before income taxes

    and extraordinary income ..................      5,942         845       15,429       (4,140)           4,074

Income tax expense ............................        947         376        5,787          105            1,929
                                                   -------     -------     --------     --------         --------

Net earnings (loss) before

    extraordinary income ......................      4,995         469        9,642       (4,245)           2,145

Extraordinary income ..........................       --           190         --           --               --
                                                   -------     -------     --------     --------         --------

Net earnings (loss) ...........................    $ 4,995     $   659     $  9,642     $ (4,245)        $  2,145
                                                   =======     =======     ========     ========         ========
Net earnings (loss) per common share(6) .......    $  0.56     $  0.06     $   0.72     $  (0.32)        $   0.15
                                                   =======     =======     ========     ========         ========

Weighted average shares outstanding(6) ........      8,903      11,161       13,301       13,301           13,937
                                                   =======     =======     ========     ========         ========
SELECTED OPERATING DATA:

Revenues attributable to:

    CarpetMAX operations ......................    $ 3,766     $10,051     $ 63,933     $ 85,278         $125,585

    GCO operations ............................      5,605       9,283       12,158       14,012           21,455

    Image operations ..........................     89,480     103,257      127,250      128,261          162,681

End of period:

    Company-owned stores ......................          8           8           51           59               57

    Franchise territories .....................        148         233          325          357              368


                                                        MARCH 31,                    JANUARY 31,
                                            --------------------------------   ----------------------
                                              1993       1994         1995       1996(1)       1997
                                            ------      -----       --------   --------        ------
BALANCE SHEET DATA:

Working capital ........................    $12,297     $26,489     $ 44,844   $ 61,456      $ 58,287

Total assets ...........................     63,809      95,281      162,473    202,085       219,673

Long-term debt and capital leases ......     29,908      21,083       56,035     92,710        93,220

Stockholders' equity ...................     30,960      50,053       71,424     72,150        76,154

-----------

(1) On January 31, 1996, the Company changed its fiscal year end from March 31 to January 31.
(2) Image granted replacement stock options on August 10, 1993, in replacement of a like number of unvested stock appreciation units and vested and unvested stock options. As a result of this exchange, Image recognized a non- cash, non-recurring charge of $10.4 million in its fiscal year ending March 31, 1994. See Note 13 of "Notes to Consolidated Financial Statements."
(3) Certain of the Company's acquired stores have not performed as anticipated at the time of purchase. The results from these operations through the end of fiscal 1996 led management to assess the realizability of the goodwill recorded in connection with these acquisitions, the result of which indicated a permanent impairment of goodwill necessitating a write-off totaling $6.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Ten Month Period Ended January 31, 1996 Compared to Year Ended March 31, 1995 -- Goodwill Impairment" and Note 2 of "Notes to Consolidated Financial Statements."
(4) Represents a non-recurring charge of $500,000 related to the merger with GCO, Inc.
(5) Represents a non-recurring charge of $4.9 million related to the mergers with Image and Bailey & Roberts.
(6) Earnings per share is computed on a fully diluted basis as described in Note 1 to the Consolidated Financial Statements of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report. In January 1996, the Company changed its fiscal year end from March 31 to January 31. The following discussion compares results of operations for the twelve month period ended January 31, 1997 with the ten month period ended January 31, 1996 and compares the ten month period ended January 31, 1996 with the twelve month period ended March 31, 1995. Thus, comparisons are not entirely comparable. On August 30, 1996 the Company merged with Image, which transaction was accounted for as a pooling-of-interests.

GENERAL

        From fiscal 1991 through fiscal 1994, the Company's operations consisted of selling floorcovering products, securing franchise dealers and brokering the purchase of floorcovering products, principally carpet, from major suppliers on behalf of its franchisees. During this period, the Company derived the majority of its revenues and operating profits from sales of floorcovering products, franchise fees and royalties, as well as fees from the provision of various services to the franchisees. In May 1994, the Company commenced a strategy of acquiring independent floorcovering retailers, with the goal of building a network of Company-owned stores in addition to its franchise network. This acquisition program included selected CarpetMAX franchisees, other independent dealers and GCO (accounted for as a pooling-of-interests). Acquisitions accounted for under the purchase method of accounting resulted in the Company originally recording goodwill of $17.9 million, which was adjusted for the goodwill impairment charge of $6.6 million recorded in fiscal 1996. See " -- Results of Operations."

        In April 1995, the Company commenced opening additional Company-owned stores to expand its market share. Furthermore, in June 1995 the Company opened its new distribution center and headquarters facility. Accordingly, the Company's results of operations for the ten months ended January 31, 1996 and for the year ended January 31, 1997 reflect the costs and expenses associated with the new store openings and the new distribution center and headquarters.

        On December 12, 1995, the Company announced the execution of a letter of intent for the merger of the Company into Shaw. On January 12, 1996, the Company terminated its negotiations with Shaw resulting in non-recurring merger transaction costs and material interruptions to advertising, brokerage and franchise revenue in fiscal 1996.

        As of April 1, 1997, the Company's retail network consisted of 50 Company-owned CarpetMAX stores, including one Gallery Store, seven Company-owned GCO stores and 372 franchise dealers operating approximately 457 CarpetMAX stores and 102 GCO stores.

RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:


                                                      Fiscal Year Ended      Ten Months Ended            Fiscal Year Ended
                                                       March 31,1995         January 31, 1996(1)         January 31, 1997
                                                       -------------         ------------------          ----------------

               STATEMENT OF EARNINGS DATA:
               Revenues:
                 Sales of floorcovering products ...    86.0%                        82.0%                      81.0%

                 Fees from franchise services ......     6.7                          5.9                        8.5

                 Fiber and PET sales ...............     6.3                         10.6                        9.3

                 Other .............................     1.0                          1.5                        1.2
                                                       -----                        -----                      -----
               Total revenues ......................   100.0                        100.0                      100.0
                                                       =====                        =====                      =====
               Cost of sales .......................    68.6                         71.1                       71.8
                                                       -----                        -----                      -----
                 Gross profit ......................    31.4                         28.9                       28.2
               Selling, general, and administrative
                 expenses ..........................    23.1                         26.0                       23.4


               Goodwill impairment charge ..........    --                            2.9(2)                    --
               Merger-related costs ................     0.2(3)
                                                                                     --                          1.6(4)

               Interest expense, net ...............     0.7                          1.9                        2.0
               Other expense (income) ..............    (0.2)                        (0.1)                      (0.1)
                                                       -----                        -----                      -----
               Earnings (loss) before
                   income taxes ....................     7.6                         (1.8)                       1.3
               Income tax expense ..................     2.9                          0.1                        0.6
                                                       -----                        -----                      -----
                   Net earnings (loss) .............     4.7%                        (1.9)%                      0.7%
                                                       =====                        =====                      =====

------------------

(1) On January 31, 1996, the Company changed its fiscal year end from March 31 to January 31.
(2) Certain of the Company's acquired stores have not performed as anticipated at the time of purchase. The results from these operations through the end of fiscal 1996 led management to assess the realizability of the goodwill recorded for these acquisitions, the result of which indicated a permanent impairment of goodwill necessitating a write-off totaling $6.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Ten Month Period Ended January 31, 1996 Compared to Year Ended March 31, 1995 -- Goodwill Impairment" and Note 2 of "Notes to Consolidated Financial Statements."
(3) Represents a non-recurring charge of $500,000 related to the merger with GCO, Inc.
(4) Represents a non-recurring charge of $4.9 million related to the mergers with Image and Bailey & Roberts.

 YEAR ENDED JANUARY 31, 1997 COMPARED TO TEN MONTH PERIOD ENDED JANUARY 31, 1996

        Total Revenues. Total revenues increased 36.1% to $309.7 million for the year ended January 31, 1997 ("fiscal 1997") from $227.6 million for the ten month period ended January 31, 1996 ("fiscal 1996"). The components of total revenues are discussed below.

                 Sales of Floorcovering Products. Sales of floorcovering products increased 34.5% to $251.0 million for fiscal 1997 from $186.6 million for fiscal 1996. Sales of floorcovering products in Company-owned stores increased 44.5% to $106.2 million for fiscal 1997 from $73.5 million for fiscal 1996. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisitions of floorcovering retailers and, to a lesser extent, to internal growth. The results of these acquired retailers are not fully reflected in the prior year periods as such acquisitions were made at various times during the year. Sales of manufactured carpet increased 29.5% to $132.1 million for fiscal 1997 from $102.0 million for fiscal 1996. Unit sales of manufactured carpet increased 31.8% to 22.4 million square yards for fiscal 1997 from 17.0 million square yards for fiscal 1996. Sales from the Company's two distribution centers amounted to $12.2 million for fiscal 1997 and $11.1 million for fiscal 1996, largely representing sales to the Company's franchisees.

                 Fees from Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products and advertising, increased 96.3% to $26.3 million for fiscal 1997 from $13.4 million for fiscal 1996. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees and an expansion of advertising services offered by the Company.

                 Fiber and PET Sales. Sales of fiber and PET increased 19.9% to $28.9 million for fiscal 1997 from $24.1 million for fiscal 1996. Unit sales increased 48.3% to 56.8 million pounds for fiscal 1997 from
        38.3 million pounds for fiscal 1996 as a result of increased fiber production capacity from the addition of a second polyester fiber extruder. The unit sales increase was partially offset by a 20.1% decline in the average selling price per pound of fiber and PET sales for fiscal 1997 compared to fiscal 1996.

        Gross Profit. Gross profit increased 32.8% to $87.4 million for fiscal 1997 from $65.8 million for fiscal 1996. As a percentage of sales, gross profit was 28.2% for fiscal 1997 compared to 28.9% for fiscal 1996. The Company recognized a non-recurring charge in the amount of $0.7 million in fiscal 1997 to increase reserves for discounts and warranties at its manufacturing subsidiary, Image. Also contributing to the decrease in gross profit as a percentage of sales was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floorcovering products.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.3% to $72.4 million for fiscal 1997 from $59.2 million for fiscal 1996. As a percentage of revenues, selling, general and administrative expenses decreased to 23.4% for fiscal 1997 from 26.0% for fiscal 1996 as a result of spreading fixed costs over a larger revenue base. Additionally, the Company reduced certain note receivable reserves totaling $350,000 which favorably affected net earnings by approximately $210,000.

        Merger-Related Costs. The Company recorded merger-related costs of $4.9 million for fiscal 1997 relating to the merger with Image and Bailey & Roberts. The charge includes both transaction costs, as well as severance costs and the elimination of redundant systems.

        Interest Expense, Net. Interest expense increased 48.8% to $6.4 million for fiscal 1997 from $4.3 million for fiscal 1996 due principally to financing associated with capital expenditures in the manufacturing operations and increased working capital requirements.

        Income Tax Expense. The Company recorded income tax expense of $1.9 million for fiscal 1997 compared to $0.1 million for fiscal 1996. Income tax expense for fiscal 1997 reflects the impact of non-deductible expenses associated with the merger with Image and Bailey and Roberts. The effective tax rate for fiscal 1997 was 47.3%.

        Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $2.1 million for fiscal 1997 compared to a net loss of $4.2 million for fiscal 1996.

   TEN MONTH PERIOD ENDED JANUARY 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

        Total Revenues. Total revenues increased 12.0% to $227.6 million for fiscal 1996 from $203.3 million for the year ended March 31, 1995 ("fiscal 1995"). The components of total revenues are discussed below.

                 Sales of Floorcovering Products. Sales of floorcovering products increased 6.7% to $186.6 million for fiscal 1996 from $174.9 million for fiscal 1995. Sales of floorcovering products in Company-owned stores increased 51.9% to $73.5 million for fiscal 1996 from $48.4 million for fiscal 1995. The growth in retail revenues for fiscal 1996 largely reflected increases in direct sales resulting from acquired retailers in the prior fiscal year which were only included in the Company's sales for part of fiscal 1995. Sales of manufactured carpet decreased 10.4% to $102.0 million for fiscal 1996 from $113.8 million from fiscal 1995. Units sales decreased 15.8% to 17.0 million square yards for fiscal 1996 from 20.2 million square yards for fiscal 1995. Expressed on a per week basis (total sales divided by number of weeks in the fiscal year), sales of manufactured carpet represented an increase of 5.9% resulting from an increase in average unit selling price for domestic markets. Expressed on a per week basis (total units divided by number of weeks in the fiscal year), unit sales decreased 0.7%. Therefore, the increase in sales was attributable solely to increased average unit selling prices. Sales from the Company's two distribution centers amounted to $11.1 million during fiscal 1996 and $12.7 million during fiscal 1995, largely representing sales to the Company's franchisees.

                 Fees from Franchise Services. Fees from franchise services decreased 3.6% to $13.4 million for fiscal 1996 from $13.9 million for fiscal 1995. The overall decrease resulted from fewer CarpetMAX franchises granted in fiscal 1996.

                 Fiber and PET Sales. Sales of fiber and PET increased 86.8% to $24.1 million for fiscal 1996 from $12.9 million for fiscal 1995. Unit sales increased 25.6% to 38.3 million pounds for fiscal 1996 from
        30.5 million pounds for fiscal 1995 as a result of increased fiber production capacity from the addition of a second polyester fiber extruder. The remainder of the total increase was due to increased average unit selling prices.

        Gross Profit. Gross profit increased 3.1% to $65.8 million for fiscal 1996 from $63.8 million for fiscal 1995. As a percentage of sales, gross profit was 28.9% in fiscal 1996 compared to 31.4% for fiscal 1995. Gross profit as a percentage of sales for manufacturing decreased to 19.8% for fiscal 1996 from 24.2% in fiscal 1995 as a result of increased costs of PET raw materials, which were only partially offset by increased selling prices of fiber, PET and polyester carpet.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 26.2% to $59.2 million for fiscal 1996 from $46.9 million for fiscal 1995. As a percentage of revenues, selling, general and administrative expenses increased to 26.0% for fiscal 1996 from

23.1% for fiscal 1995. This increase was largely due to the Company's recording additional reserves on accounts receivables, costs associated with the closing of certain under- performing stores as well as additional inventory reserves recorded in order to reflect lower inventory market prices, and costs associated with the proposed merger with Shaw. In addition, the Company incurred additional expenses resulting from the move to the Kennesaw facility as well as additional expenses associated with the opening of new stores and significant growth in personnel.

        Goodwill Impairment. Certain of the Company's acquired stores have not performed as anticipated at the time of purchase. The results from these operations through the end of fiscal 1996 led management to a re- evaluation of operations that indicated significant strategic and operational changes would be necessary at certain stores, including changes in the customer mix, changes of location, and changes in store design and merchandising. These factors caused management to assess the realizability of the goodwill recorded for these acquisitions, the result of which indicated a permanent impairment of goodwill resulting in the Company recording a goodwill impairment charge of $6.6 million.

        Merger-related Costs. The Company recorded merger-related costs of $0.5 million for fiscal 1995, relating to transaction costs associated with the merger with GCO, Inc.

        Interest Expense, Net. Interest expense increased 207.1% to $4.3 million for fiscal 1996 from $1.4 million for fiscal 1995 due principally to increased borrowings related to the acquisition and operation of Company-owned stores and Pharr Yarns of Georgia, Inc., the funding of operating losses in certain Company-owned stores, increased borrowings resulting from the move to the new facility in Kennesaw, Georgia, as well as additions of fixed assets and leasehold improvements associated with new stores and plant facilities.

        Income Tax Expense. The Company recorded income tax expense of $0.1 million for fiscal 1996 compared to $5.8 million for fiscal 1995. Income tax expense for fiscal 1996 reflects the impact of certain non-deductible goodwill. The Company's effective tax rate for fiscal 1995 was 37.5%.

        Net (Loss) Earnings.   As a result of the foregoing factors, the
Company recorded a net loss of $4.2 million for fiscal 1996 compared to net earnings of $9.6 million for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

        General. The Company's primary capital requirements are for new store openings, investments in the manufacturing operations, working capital and acquisitions. The Company historically has met its capital requirements through a combination of cash flow from operations, equity transactions, bank lines of credit and credit terms from suppliers.

        In March 1997, the Board of Directors of the Company authorized management to repurchase up to 1,000,000 shares of Common Stock of the Company. As of April 23, 1997, the Company had repurchased 630,000 shares of its Common Stock in the open market for a total of $7.6 million. These purchases were, and any future purchases will be, financed from borrowings under the Company's revolving credit facility.

        Credit Facilities. In connection with the Image merger, the Company established three credit facilities aggregating $125 million, (the "Credit Facility"). The Credit Facility consists of (i) a $65 million revolving facility of which $4.1 million was available for borrowings on April 23, 1997, and which matures in August 1999, (ii) a $30 million term facility that matures in December 2001, and (iii) a $30 million term facility that matures in September 2003. In February 1997, the Company completed a public offering of common stock, the net proceeds of which ($47.9 million) were applied to the two outstanding term loans. As of April 23, 1997, the Company had a total of $43.7 million outstanding under the revolving facility and $12.0 million outstanding under the term facilities. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. As of April 15, 1997, the weighted average interest rate on amounts outstanding under the Credit Facility was 8.285%. The Credit Facility contains customary covenants. As of April 23, 1997, the Company was in compliance with or obtained waivers of any violations of such covenants under the Credit Facility. The Company intends to renegotiate the terms of the Credit Facility.

        As of April 15, 1997, the Company also has approximately $0.6 million of debt outstanding under various term loans at interest rates ranging from 6.0% to 13.0%.

        Cash Flows. During fiscal 1997, operating activities provided $17.8 million compared to a use of $5.2 million for fiscal 1996. The increase in cash provided by operating activities resulted primarily from a decrease in inventories, which was principally attributable to substantially reduced raw material unit costs and reduced raw material quantities and an increase in depreciation and amortization. The decrease in inventory was also partially due to higher sales of floorcovering products to franchisees and other carpet retailers. Also contributing was an increase in accounts payable and accrued expenses relating to construction in progress.

        During fiscal 1997, investing activities used $18.7 million compared to $29.4 million for fiscal 1996. The decrease is primarily due to a decrease in acquisitions during fiscal 1997, which was partially offset by a $1.9 million increase in capital expenditures.

        During fiscal 1997, financing activities provided cash of $3.1 million compared to cash provided of $36.5 million in fiscal 1996. This decrease is primarily due to decreased borrowings during the fiscal 1997 period, in connection with reduced uses for investing activities and improved cash flows from operations.

        Capital Expenditures. The Company anticipates that it will require approximately $45.0 million in fiscal 1998 to open new Gallery Stores, reconfigure existing CarpetMAX stores, expand its manufacturing capacity and upgrade its management information systems. The Company expects to open approximately 30 new Gallery Stores in fiscal 1998. The Company estimates that capital expenditures to open a new Gallery Store will average approximately $75,000 net of landlord allowances and supplier participations. Pre-opening expenses will be approximately $50,000 per store. The actual costs that the Company will incur in opening a new Gallery Store cannot be predicted with precision because the Company has opened only one Gallery Store and opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions and the extent of the build-out required at the selected site. The Company anticipates that it will require approximately $25 million in fiscal 1998 for capital expenditures at Image. This includes approximately $16.9 million for fiscal 1998 associated with the expansion of Image's polyester fiber production capacity. The total cost of this project is expected to be approximately $25.4 million over fiscal 1998 and 1999.

FORWARD-LOOKING STATEMENTS

        This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the timing, magnitude and costs of the roll-out of the Gallery Stores; (ii) potential acquisitions by the Company;
(iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's business and growth strategies; and (vi) the declaration and payment of dividends. Any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," identifies important factors that could cause such differences.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements are filed with this report:

        Report of Independent Public Accountants
        Independent Auditors' Report
        Consolidated Balance Sheets - January 31, 1997 and 1996
        Consolidated Statements of Operations - Year ended January 31, 1997,
          Ten Months ended January 31, 1996 and Year ended March 31, 1995
        Consolidated Statements of Stockholders' Equity - Year ended January
          31, 1997, Ten Months ended January 31, 1996 and Year ended March 31, 1995
        Consolidated Statements of Cash Flows - Year ended January 31, 1997,
          Ten Months ended January 31, 1996 and Year ended March 31, 1995 Notes to Consolidated Financial Statements

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of The Maxim Group, Inc.:


We have audited the accompanying consolidated balance sheets of THE MAXIM GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of January 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended January 31, 1997 and the ten months ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Maxim Group, Inc. and subsidiaries as of January 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended January 31, 1997 and the ten months ended January 31, 1996 in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP




Atlanta, Georgia
April 10, 1997

                         Independent Auditors' Report




The Board of Directors and Stockholders of
The Maxim Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The Maxim Group, Inc. (a Delaware corporation) and subsidiaries for the year ended March 31, 1995. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of The Maxim Group, Inc. and subsidiaries for the year ended March 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              /s/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
December 23, 1996

                            THE MAXIM GROUP, INC.

                              AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS

                          JANUARY 31, 1997 AND 1996

                (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)




                            ASSETS                                  1997        1996
-------------------------------------------------------------     --------    --------

CURRENT ASSETS:
 Cash and cash equivalents, including restricted cash of $621
  and $1,028 at 1997 and 1996, respectively                       $  6,439    $  4,207
 Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $328 and $175 at 1997 and
  1996, respectively                                                 2,070       1,894
 Trade accounts receivable, net of allowance for doubtful
  accounts of $1,380 and $1,605 at 1997 and 1996, respectively      43,487      33,037
 Accounts receivable from officers and employees (Note 6)            1,195         615
 Current portion of notes receivable from franchisees and
  related parties, net of allowance for doubtful accounts of
  $351 and $383 at 1997 and 1996, respectively (Note 7)              1,034       1,008
 Inventories (Note 5)                                               42,148      49,170
 Refundable income taxes                                             1,311       2,176
 Deferred income taxes (Note 11)                                     3,859       2,080
 Prepaid expenses                                                    2,526       2,091
                                                                  --------    --------
             Total current assets                                  104,069      96,278

PROPERTY, PLANT, AND EQUIPMENT, NET (NOTES 4 AND 10)               101,403      93,879

FRANCHISE LICENSE FEES RECEIVABLE, LESS CURRENT PORTION, NET
  OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $210 AT 1997 AND 1996        1,349       2,091

NOTES RECEIVABLE FROM FRANCHISEES, LESS CURRENT PORTION                477           0

DEFERRED LICENSE FEE, NET OF ACCUMULATED AMORTIZATION (NOTE 8)           0         341

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $1,232
 AND $704 AT 1997 AND 1996, RESPECTIVELY (NOTES 2 AND 3)            10,204       8,960

OTHER ASSETS                                                         2,171         536
                                                                  --------    --------
                                                                  $219,673    $202,085
                                                                  ========    ========


          LIABILITIES AND STOCKHOLDERS' EQUITY                  1997          1996
-----------------------------------------------------------  --------     --------

CURRENT LIABILITIES:
 Current portion of long-term debt (Note 9)                  $  2,532     $    919
 Current portion of capital lease obligations (Note 10)           537          556
 Rebates payable to franchisees                                 3,471        3,673
 Accounts payable                                              23,583       17,167
 Accrued expenses                                              12,232        9,147
 Deferred revenue                                                 967        1,284
 Deposits                                                       2,460        2,076
                                                             --------     --------
     Total current liabilities                                 45,782       34,822

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 9)                  91,100       90,147

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION (NOTE 10)       2,120        2,563

DEFERRED INCOME TAXES (NOTE 11)                                 4,517        2,403
                                                             --------     --------
     Total liabilities                                        143,519      129,935
                                                             --------     --------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 14, AND 16)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 1,000 shares
  authorized, no shares issued or outstanding                       0            0
 Common stock, $.001 par value; 25,000 shares authorized,
  12,800 and 12,397 shares issued and outstanding at 1997
  and 1996, respectively                                           13           12
 Additional paid-in capital                                    62,124       60,392
 Retained earnings                                             14,017       11,746
                                                             --------     --------
     Total stockholders' equity                                76,154       72,150
                                                             --------     --------
                                                             $219,673     $202,085
                                                             ========     ========

       The accompanying notes are an integral part of these consolidated balance sheets.

                            THE MAXIM GROUP, INC.

                               AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEAR ENDED JANUARY 31, 1997,

                    THE TEN MONTHS ENDED JANUARY 31, 1996,

                      AND THE YEAR ENDED MARCH 31, 1995

                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)




                                                                               1997          1996        1995
                                                                               ----          ----        ----
REVENUES:
 Sales of floorcovering products (Note 12)                                   $250,968     $186,568    $174,935
 Fees from franchise services (Note 12)                                        26,336       13,432      13,876
 Fiber and PET sales                                                           28,853       24,072      12,886
 Other (Note 12)                                                                3,564        3,479       1,644
                                                                             --------     --------    --------
    Total revenues                                                            309,721      227,551     203,341
COST OF SALES                                                                 222,290      161,723     139,521
                                                                             --------     --------    --------
    Gross profit                                                               87,431       65,828      63,820

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                  72,366       59,197      46,870

GOODWILL IMPAIRMENT CHARGE (NOTE 2)                                                 0        6,569           0

MERGER--RELATED COSTS (NOTE 3)                                                  4,900            0         500

OTHER (INCOME) EXPENSE:
 Interest income                                                                 (613)        (415)       (397)
 Interest expense                                                               7,006        4,695       1,839
 Other                                                                           (302)         (78)       (421)
                                                                             --------     --------    --------
     Earnings (loss) before income taxes                                        4,074       (4,140)     15,429

INCOME TAX EXPENSE (NOTE 11)                                                    1,929          105       5,787
                                                                             --------     --------    --------
NET EARNINGS (LOSS)                                                          $  2,145     $ (4,245)   $  9,642
                                                                             ========     ========    ========
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                       $   0.15     $  (0.32)   $   0.72
                                                                             ========     ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                                            13,937       13,301      13,301
                                                                             ========     ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                             THE MAXIM GROUP, INC.

                               AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE YEAR ENDED JANUARY 31, 1997,

                    THE TEN MONTHS ENDED JANUARY 31, 1996,

                      AND THE YEAR ENDED MARCH 31, 1995

                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)






                                                           COMMON STOCK      ADDITIONAL
                                                           ------------       PAID-IN    RETAINED
                                                          SHARES     AMOUNT   CAPITAL    EARNINGS   TOTAL
                                                        ----------   ------   --------   --------  -------

BALANCE, MARCH 31, 1994                                 10,507,486      $11    $43,693   $ 6,349   $50,053

 Exercise of redeemable common stock purchase
  warrants, net of $46 in redemption costs (Note 13)       880,517        1      6,124         0     6,125
 Issuance of stock                                         520,654        0      7,010         0     7,010
 Stock options exercised                                    18,500        0         97         0        97
 Cancellation of underwriter's warrants (Note 13)                0        0     (1,503)        0    (1,503)
 Net earnings                                                    0        0          0     9,642     9,642
                                                        ----------      ---    -------   -------   -------
BALANCE, MARCH 31, 1995                                 11,927,157       12     55,421    15,991    71,424

 Issuance of stock                                         442,857        0      4,825         0     4,825
 Stock options exercised                                    27,266        0        146         0       146
 Net loss                                                        0        0          0    (4,245)   (4,245)
                                                        ----------      ---     ------    ------   -------
BALANCE, JANUARY 31, 1996                               12,397,280       12     60,392    11,746    72,150

 Acquisition and retirement of treasury shares             (28,000)       0       (336)        0      (336)
 Issuance of stock                                          93,333        0      1,278         0     1,278
 Stock options exercised                                    95,576        0        719         0       719
 Pooling of Bailey and Roberts (Note 3)                    242,288        1         71       126       198
 Net earnings                                                    0        0          0     2,145     2,145
                                                        ----------      ---    -------   -------   -------
BALANCE, JANUARY 31, 1997                               12,800,477      $13    $62,124   $14,017   $76,154
                                                        ==========      ===    =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                            THE MAXIM GROUP, INC.

                               AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEAR ENDED JANUARY 31, 1997,

                    THE TEN MONTHS ENDED JANUARY 31, 1996,

                      AND THE YEAR ENDED MARCH 31, 1995

                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)





                                                                            1997       1996       1995
                                                                            ----       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                      $ 2,145   $ (4,245)  $ 9,642
                                                                          -------   --------   -------
 Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
   Impairment write-down of goodwill                                            0      6,569         0
   Depreciation and amortization                                           10,518      8,008     5,225
   Deferred income taxes                                                      335     (2,370)    2,329
   Loss (gain) on sale of assets                                              367        124        (7)
   Changes in assets and liabilities:
     Increase in receivables                                              (10,254)    (2,652)   (9,962)
     Decrease (increase) in inventories                                     7,544    (10,098)  (10,801)
     Decrease (increase) in refundable income taxes                           866     (1,118)   (1,059)
     (Increase) decrease in prepaid expenses and other assets              (1,865)      (365)       24
     Increase in rebates payable, accounts payable, accrued expenses,
      deferred revenue, and deposits                                        8,164        955     6,708
                                                                          -------   --------   -------
          Total adjustments                                                15,675       (947)   (7,543)
                                                                          -------   --------   -------
          Net cash provided by (used in) operating activities              17,820     (5,192)    2,099
                                                                          -------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                     (17,444)   (15,580)  (25,941)
 Proceeds from sale of assets                                                  47         34       127
 Acquisitions, net of cash acquired                                        (1,284)   (13,875)  (12,635)
                                                                          -------   --------   -------
          Net cash used in investing activities                           (18,681)   (29,421)  (38,449)
                                                                          -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                                  606          0         2
 Proceeds from exercise of warrants and options, net                          719        146     6,222
 Purchase of underwriter's warrants                                             0          0    (1,503)
 Purchase of treasury stock                                                  (336)         0         0
 Net proceeds from issuance of debt                                        89,806     37,718    33,278
 Principal payments on long-term debt                                     (87,241)    (1,179)   (3,051)
 Principal payments on capital lease obligations                             (461)      (230)     (348)
                                                                          -------   --------   -------
          Net cash provided by financing activities                         3,093     36,455    34,600
                                                                          -------   --------   -------
NET INCREASE (DECREASE) IN CASH                                             2,232      1,842    (1,750)

CASH, BEGINNING OF PERIOD                                                   4,207      2,365     4,115
                                                                          -------   --------   -------
CASH, END OF PERIOD                                                       $ 6,439   $  4,207   $ 2,365
                                                                          =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                $ 7,123   $  4,073   $ 2,386
                                                                          =======   ========   =======
  Income taxes                                                            $   293   $  3,189   $ 5,130
                                                                          =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Common stock issued in connection with acquisitions                     $   672   $  4,825   $ 7,010
                                                                          =======   ========   =======


 The accompanying notes are an integral part of these consolidated statements.

                            THE MAXIM GROUP, INC.


                               AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 JANUARY 31, 1997 AND 1996 AND MARCH 31, 1995


                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    The Maxim Group, Inc. and subsidiaries (the "Company" or "Maxim") are engaged in retail and commercial sales of floorcovering products. The Company is also engaged in the sale of franchises for the retail floorcovering industry and other related products and services to its franchisees. At January 31, 1997, the Company had 368 franchisees under contract. Image Industries, Inc. ("Image"), a wholly owned subsidiary of Maxim, is engaged in the manufacturing of residential carpet and plastics recycling. The carpet is made from polyester fiber which Image produces. Plastics recycling products are the result of converting postconsumer plastics into polyethylene terephthalate ("PET") flake, pellet, or polyester fiber. The recycled plastics products are either used internally in the manufacturing of carpet or are sold externally to various customers. Management does not believe that the Company is dependent upon any one vendor for product purchases and that the loss of any single vendor would not have a significant adverse effect.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of The Maxim Group, Inc. and all wholly owned subsidiaries. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated. The financial statements give retroactive effect to the mergers of the Company and GCO, Inc. ("GCO") on September 28, 1994 and the Company and Image on August 30, 1996, both of which were accounted for as poolings of interests, as described in Note 3 to the financial statements.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates depending upon certain risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the retail industry, the level of consumer spending for floorcovering products, the amount of sales of the Company's floorcovering products, the competitive pricing environment, and the success of planned advertising, marketing, and promotional campaigns.

    FISCAL YEAR

    The Company changed its year-end from March 31 to January 31 in fiscal year 1996. As a result, the fiscal year ended January 31, 1996 contains ten months. The fiscal years ended March 31, 1995 and January 31, 1997 contain 12 months.

    CASH AND CASH EQUIVALENTS

    Cash balances include short-term interest-bearing deposits with original maturities of 90 days or less. Short-term investments are stated at cost, which approximates fair value.

    ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

    Revenue from retail and commercial sales is recognized upon completion of the installation of floorcoverings or at the time of delivery for floorcoverings not installed by the Company or its authorized installers. Sales from the manufacturing operations are recognized at the time related goods are shipped.

    The Company recognizes franchise license fees as income on the date the related franchise agreement is signed, at which time the Company has performed substantially all of its obligations under the franchise agreement. Some franchise agreements contain provisions which, under defined circumstances, would require the Company to refund a portion or all of the franchise license fee. Franchise revenues associated with these contracts, which are not material at January 31, 1997 or 1996, have been deferred until these obligations are fulfilled.

    The Company finances a portion of the sale of franchises over a term of four years, generally at 10% interest. An allowance for doubtful accounts is provided based on the Company's collection experience and periodic reviews of the accounts.

    FEES FROM FRANCHISE SERVICES

    The Company negotiates volume rebates with various floorcovering manufacturers on behalf of its franchisees. In exchange for this service, the Company earns a portion of the rebates as the shipments are made to its franchisees. The rebates are paid directly to the Company by the manufacturers throughout the year. The franchisees typically receive their portions of the rebates semiannually in February and July. Accordingly, the Company has recorded revenue, restricted cash owed to franchisees, receivables from manufacturers, and rebates payable to franchisees related to these rebates.

    The Company develops and offers its franchisees marketing and promotional programs, including television, radio, print, and direct mail campaigns and sales literature. Advertising production fees, excluding direct mail, are considered earned once the ad is produced, and the related media commission fees, if applicable, are considered earned once the commercial is aired. Direct mail commissions are earned on the date of the franchisee's promotion or sale.

    INVENTORIES

    Inventories, consisting of goods held for resale, are recorded at the lower of cost or market. Cost is determined on a specific identification basis for retail sales, and Image applies the standard cost method, both of which approximate the first-in, first-out method. The Company's inventories consist of the following:


                            1997     1996
                           -------  -------
           Retail          $15,500  $14,862
           Image            26,648   34,308
                           -------  -------
                           $42,148  $49,170
                           =======  =======

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost, which includes interest on funds borrowed to finance construction. When retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized, is reflected in the statements of operations.

    The Company's buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized on the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. The Company's property and equipment are depreciated using the following estimated useful lives:

                          Buildings                 10 to 40 years
                          Leasehold improvements    3 to 20 years
                          Machinery and equipment   5 to 7 years
                          Furniture and fixtures    5 to 7 years
                          Transportation equipment  5 to 12 years

    DEFERRED LICENSE FEE

    A deferred license fee is being amortized over the three-year contract period using the straight-line method.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill. Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of approximately $564 and $668 was charged to earnings in 1997 and 1996, respectively.

    Organizational costs have been deferred and are being amortized over 60 months using the straight-line method.

    REALIZATION OF LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of its long-lived assets, including goodwill, in relation to their operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the carrying amount of the assets or goodwill if the unamortized balance exceeds the estimate of future cash flows (Note 2).

    DEFERRED LOAN COSTS

    Deferred loan costs, which are included in other assets, represent fees and expenses incurred to obtain long-term debt. The costs are amortized to expense over the life of the related financing agreement.

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    EARNINGS PER SHARE

    All share and per share data have been adjusted to give retroactive effect to the merger of the Company with GCO and Image. Earnings per common share are computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalents, if dilutive, arising from the effect of common shares contingently issuable, primarily from stock options and warrants. Weighted average common and common equivalent shares include the dilutive effect of the 1,133,856 replacement stock options for all years presented through January 31, 1996 and 932,615 for the year ended January 31, 1997 (Note 13).

    STOCK-BASED COMPENSATION PLANS

    The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in fiscal year 1997, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments. The carrying amount of long-term debt approximates its fair value, because interest rates on debt are periodically adjusted and approximate current market rates.

    RECLASSIFICATIONS

    Certain prior year financial statement balances have been reclassified to conform with the current year presentation.

2.  GOODWILL IMPAIRMENT

    Certain of the Company's acquisitions did not perform as anticipated at the time of purchase. Several acquired stores were closed, management was replaced, and a loss of revenues was experienced from building contracts in certain locations. The poor financial results of these stores through the end of fiscal 1996 led management to reevaluate operations. This analysis indicated significant strategic and operational changes would be necessary at some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realizability of the goodwill recorded for these units.

    The determination of impairment was made by comparing the unamortized goodwill balance for each acquisition to the estimate of the related entity's undiscounted future cash flows. There were no significant long-lived assets acquired with these acquisitions. The assumptions used reflected the earnings, market, and industry conditions, as well as current operating plans. The assessment indicated a permanent impairment of goodwill related to certain of the Company's acquisitions and resulted in a write-off totaling $6,569 recorded during fiscal 1996.

3.  ACQUISITIONS

    On August 30, 1996, the Company acquired all of the common stock of Image in exchange for 5,266,285 shares of the Company's common stock. The acquisition of Image has been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's historical financial statements have been restated to include the accounts and results of operations of Image. The Company incurred approximately $4,700 in one-time costs related to the merger (primarily legal, accounting, investment advisory fees, and merger-related restructuring charges). In addition, the Company incurred an additional $200 in merger-related costs related to the merger with Bailey & Roberts Flooring, Inc. (Bailey & Roberts). These amounts have been presented separately in the accompanying statements of operations as merger-related costs.

    The results of operations previously reported by the separate companies above and the combined amounts for the years ended March 31, 1995 and the ten months ended January 31, 1996 are presented below:

                         Ten Months Ended
                         January 31, 1996      Year Ended
                         -----------------  March 31, 1995
                                    Income  ----------------
                         Revenues   (Loss)  Revenues  Income
                         --------  -------  --------  ------
The Maxim Group, Inc.    $ 99,290  $(7,274) $ 76,091  $2,385
Image Industries, Inc.    128,261    3,029   127,250   7,257
                         --------  -------  --------  ------
     Total               $227,551  $(4,245) $203,341  $9,642
                         ========  =======  ========  ======

    In May 1994, the Company commenced a strategy of acquiring independent floorcovering retailers, with the goal of building a company-owned chain of stores in addition to the franchise network. This acquisition program included selected franchisees and other independent dealers. Through January 31, 1997, the Company has acquired 14 retail floorcovering companies currently representing 57 stores. The Company issued $8.1 million of common stock (606,844 shares) and paid cash of approximately $14.2 million to consummate those acquisitions accounted for under the purchase method. As a result of these acquisitions, the Company has recorded goodwill of $11.3 million (net of goodwill impairment charge of $6.6 million), which is being amortized over 20 years. The GCO and Bailey & Roberts acquisitions, in which the Company issued 790,603 and 242,288 shares, respectively, were accounted for as a pooling of interests.

    The consolidated financial statements of the Company were not restated for the Bailey & Roberts merger for the periods prior to the merger, November 1, 1996, as the effect of the restatement would not have been material to such periods.

    Effective April 5, 1995, Image entered into an asset purchase agreement with Pharr Yarns of Georgia, Inc. and Stowe-Pharr Mills, Inc. to purchase substantially all of the operating assets of Pharr Yarns of Georgia, Inc., including the property, plant, and equipment as well as certain inventory items and supplies. The transaction was consummated on June 30, 1995. The purchase price payable by the Company at the transaction's closing was 400,000 shares of stock, valued at $4,400, and cash of approximately $11,298. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values as of the acquisition date. The net excess of the cost over the estimated fair value of the acquired assets as a result of this acquisition has been allocated to goodwill in the approximate amount of $96 and will be amortized over 15 years.

 4. PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at January 31, 1997 and 1996 are summarized as follows:

                                                     1997        1996
                                                     ----        ----

Land and improvements                             $  4,331    $  3,596
Buildings and leasehold improvements                40,882      34,503
Machinery and equipment                             83,886      77,691
Furniture and fixtures                               3,344       2,024
Transportation equipment                             3,207       2,323
Construction in progress                             3,267       1,930
                                                  --------    --------
                                                   138,917     122,067
Less accumulated depreciation
 and amortization                                   37,514      28,188
                                                  --------    --------
                                                  $101,403    $ 93,879
                                                  ========    ========

 5. INVENTORIES

    Inventories at January 31, 1997 and 1996 consisted of the following:

                               1997     1996
                               ----     ----

           Raw materials     $ 9,097  $16,381
           Work in process     3,271    2,665
           Finished goods     29,780   30,124
                             -------  -------
           Total             $42,148  $49,170
                             =======  =======

 6. ACCOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

    The Company has made loans to certain officers and employees with terms of one to two years and with interest rates tied to the prime rate.

 7. NOTES RECEIVABLE FROM FRANCHISEES AND RELATED PARTIES

    The Company has made loans to certain franchisees totaling $1,479 and $926 at January 31, 1997 and 1996, respectively, with principal payments due in monthly installments beginning October 1, 1995 through October 1, 2000 and interest payable monthly at the prime rate on the outstanding balance, secured by the franchisees' accounts receivable and/or inventory and equipment and personal guarantees.

    In addition, the Company has made unsecured loans to franchisees and outside directors at an interest rate of 7%, totaling $32 and $82 at January 31, 1997 and 1996, respectively (Note 12).

 8. DEFERRED LICENSE FEE

    In March 1994, the Company entered into an agreement with a manufacturer which provides the Company's franchisees with the opportunity to become licensed dealers of certain brand name products. The agreement is effective for a three-year period beginning April 1, 1994. The Company paid an initial fee of $1,035, which is being amortized over the life of the agreement. Accumulated amortization totaled $1,035 and $694 as of January 31, 1997 and 1996, respectively.

 9. LONG-TERM DEBT

    Long-term debt at January 31, 1997 and 1996 is summarized as follows:

                                                              1997        1996
                                                            -------      -------

Credit facility                                             $93,000      $     0

Revolving line-of-credit agreement                                0       22,185

Note payable to bank under revolving credit
agreement                                                         0       61,980

Other debt with interest ranging from approximately 6% to
13%; a portion secured by land, building, transportation
equipment, and other property and maturing at various
dates through 2004                                              632        6,901
                                                            -------      -------
                                                             93,632       91,066
Less current portion                                          2,532          919
                                                            -------      -------
Long-term debt, less current portion                        $91,100      $90,147
                                                            =======      =======

    The aggregate annual maturities of long-term debt subsequent to January 31, 1997 are as follows:

Year ending January 31:
1998                      $ 2,532
1999                        8,344
2000                       41,314
2001                        8,254
2002                        9,563
2003 and thereafter        23,625
                          -------
                          $93,632
                          =======

    On August 30, 1996, the Company entered into an agreement with a bank that provided three credit facilities aggregating $125 million (the "Credit Facility"). The Credit Facility was executed in conjunction with the merger of the Company and Image. Borrowings under the Credit Facility were used to refinance the existing debt. The Credit Facility consists of (i) a $65 million revolving facility of which $3.3 million was available for borrowings on January 31, 1997 and which matures August 1999, (ii) a $30 million term facility that matures in December 2001, and (iii) a $30 million term facility that matures in September 2003. As of January 31, 1997, the Company had fully borrowed amounts available under both term facilities and had $33 million outstanding under the revolving facility. Amounts borrowed under the revolving facility are limited to the sum of 80% of eligible accounts receivable and 40% of eligible inventory. A fee of .5% per annum is charged on the unused revolving facility. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate at the Company's option. As of January 31,

    1997, the weighted average interest rate on amounts outstanding under the Credit Facility was 8.26%. The Credit Facility requires the Company to meet certain financial ratios and covenants, including debt to equity, minimum tangible net worth, interest coverage, and fixed charge coverage, each as defined. The revolving credit agreement contains other covenants which establish limitations on dividends, acquisitions, additional indebtedness, and limit annual capital expenditures to $18 million through the fiscal year ended January 31, 1998. As of January 31,
    1997, the Company was not in compliance with one of its debt coverage financial covenants under the Credit Facility. However, the bank granted a waiver for such noncompliance through April 30,1997.

    Maxim's prior revolving line of credit agreement (the "Agreement") was amended during fiscal 1996 to provide borrowings of up to $23 million. The interest rate charged varied from LIBOR plus 1.125% to LIBOR plus 2.125% based on the financial leverage of the Company as measured by the ratio of adjusted funded debt to total capitalization, as defined by the Agreement. Interest-only payments were due monthly for the first three years. The weighted average interest rate for the ten months ended January 31, 1996 was 7.72%. The agreement was repaid August 30, 1996 from the Credit Facility's proceeds.

    Image's prior note payable to bank was under a revolving line of credit agreement (the "Facility"), expiring June 30, 2001, bearing interest payable quarterly at the prime interest rate or Eurodollar rate plus 1%. Effective November 6, 1995, the Company renegotiated its Facility with the lender and two other financial institutions. The restated Facility allowed the Company to borrow up to $70 million, with interest payable quarterly at the prime rate (8.5% on January 31, 1996) or Eurodollar rate (approximately 5.26% at January 31, 1996) plus 1%. The borrowings under the agreement were secured by a first priority lien on all assets. The Facility was repaid August 30, 1996 from the Credit Facility's proceeds.

10. LEASES

    The Company is a party to noncancelable lease agreements involving property and equipment, which extend for varying periods up to 20 years. Certain of these leases have options to renew at varying terms.

    Rental expense for operating leases amounted to $5,225, $4,026, and $2,970 for the year ended January 31, 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995, respectively, including $328 in 1997, $334 in 1996, and $462 in 1995 paid to related parties.

    Included in property and equipment are the following assets held under capital leases:

                                   RELATED-
                                    PARTY    OTHER   TOTAL
                                   -------  ------  ------

January 31, 1997:
  Buildings and improvements        $2,760  $1,080  $3,840
  Machinery and equipment               75     626     701
                                    ------  ------  ------
     Assets under capital leases     2,835   1,706   4,541
  Less accumulated amortization      1,033     567   1,600
                                    ------  ------  ------
Assets under capital leases, net    $1,802  $1,139  $2,941
                                    ======  ======  ======
January 31, 1996:
  Buildings and improvements        $2,760  $1,080  $3,840
  Machinery and equipment                0     571     571
                                    ------  ------  ------
     Assets under capital leases     2,760   1,651   4,411
  Less accumulated amortization        629     417   1,046
                                    ------  ------  ------
Assets under capital leases, net    $2,131  $1,234  $3,365
                                    ======  ======  ======


    Minimum future lease obligations on long-term noncancelable leases in effect at January 31, 1997 are summarized as follows:

                                          CAPITAL LEASES
                                      ----------------------
                                       RELATED-                 OPERATING
                                        PARTY  OTHER   TOTAL     LEASES
                                      -------- -----   -----    ---------

Year ending January 31:
 1998                                 $  473   $238   $  711    $ 4,777
 1999                                    471    214      685      3,842
 2000                                    467    200      667      3,071
 2001                                    335    149      484      1,742
 2002                                    263    111      374      1,355
 2003 and thereafter                     234      0      234      2,274
                                      ------   ----   ------    -------
     Total minimum lease payments      2,243    912    3,155    $17,061
Less amounts representing interest       367    131      498    =======
Less current portion                     350    187      537
                                      ------   ----   ------
                                      $1,526   $594   $2,120
                                      ======   ====   ======

11. INCOME TAXES

    Income tax expense (benefit) consists of the following:


                                     CURRENT  DEFERRED  TOTAL
                                     -------  --------  ------

Year ended January 31, 1997:
 U.S. federal                        $  953   $   824   $1,777
 State and local                        146         6      152
                                     ------   -------   ------
                                     $1,099   $   830   $1,929
                                     ======   =======   ======
Ten months ended January 31, 1996:
 U.S. federal                        $1,051   $  (858)  $  193
 State and local                        119      (207)     (88)
                                     ------   -------   ------
                                     $1,170   $(1,065)  $  105
                                     ======   =======   ======
Year ended March 31, 1995:
 U.S. federal                        $3,001   $ 2,208   $5,209
 State and local                        298       280      578
                                     ------   -------   ------
                                     $3,299   $ 2,488   $5,787
                                     ======   =======   ======



    Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax earnings (loss) as a result of the following:

                                                  Year      Ten Months     Year
                                                  Ended        Ended       Ended
                                               January 31,  January 31,  March 31,
                                                  1997         1996        1995
                                               ----------   ----------   --------
Computed "expected" tax expense (benefit)        $1,385      $(1,408)    $5,246
Increase in income taxes resulting from:
 Goodwill impairment charge                           0        1,110          0
 Nondeductible merger costs                         430            0          0
 Nondeductible expenses                             243          199        178
 State and local income taxes, net of
  federal income tax benefit                        100          (60)       378
 Other, net                                        (229)         264        (15)
                                                 ------      -------     ------
                                                 $1,929      $   105     $5,787
                                                 ======      =======     ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at January 31, 1997 and 1996 are presented below:

                                                               1997       1996
                                                             --------   -------

Deferred tax assets:
 Deductible goodwill                                         $  1,114   $ 1,244
 Accounts receivable, principally due to allowance for
  doubtful accounts                                               869       976
 Inventories, principally due to additional costs
  inventoried for tax purposes                                  1,161     1,353
 Accrued expenses                                               1,941       874
 Special charge--replacement stock options                      3,126     3,249
 Net operating loss and credit carryforwards                      769     1,315
 Other, net                                                     1,161        23
                                                             --------   -------
     Total deferred tax assets                                 10,141     9,034
Deferred tax liabilities:
 Plant and equipment, principally due to difference in
  depreciation                                                 (9,605)   (7,870)
  Deferred franchise and other revenue                           (538)   (1,111)
  Other, net                                                     (656)     (376)
                                                             --------   -------
     Total deferred tax liabilities                          $(10,799)   (9,357)
                                                             --------   -------
Net deferred tax liabilities                                 $   (658)  $  (323)
                                                             ========   =======

    No valuation allowance was recorded against deferred tax assets at January 31, 1997 or 1996. The Company's management believes the existing net temporary differences comprising total deferred tax assets will reverse during periods in which the Company will generate net taxable income. The Company's net operating loss carryforwards expire in 2009. Utilization of net operating loss carryforwards may be limited by the alternative minimum tax provisions.

12. RELATED-PARTY TRANSACTIONS

    Certain of the directors also own franchises which utilize the services of the Company. Trade accounts receivable at January 31, 1997 and 1996 include amounts due from these affiliated companies of $21 and $85, respectively. In addition, rebates payable to franchisees at January 31, 1997 and 1996 include amounts due to stockholder-owned franchises of $81 and $26, respectively.

    Included in fees from brokering floorcovering products for the year ended January 31, 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995 are $157, $76, and $105, respectively, earned from services provided to affiliated franchises. Included in franchise services for the year ended January 31, 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995 are $95, $106, and $318, respectively, from services purchased by affiliated franchises.

    Included in sales of floorcovering products for the year ended January 31, 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995 are $110, $216, and $176, respectively, for carpet purchased by affiliated franchises.

    Included in other revenues for the year ended January 31, 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995 are $39, $9, and $18, respectively, for purchases by affiliated franchises.

    Included in interest expense for the year ended January 31, 1997, the ten months ended January 31, 1996, and the year ended March 31, 1995 are approximately $10, $0, and $0, respectively, of interest on notes payable to stockholders.

    In August 1995, the Company loaned $821 to Kevodrew Realty, Inc. ("Kevodrew"), a company controlled by A. J. Nassar, the president and chief executive officer of the Company, which loan bears interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center will be a company-owned store, which has entered into a five-year lease agreement with Kevodrew, providing for annual lease payments of $89.

    As of January 31, 1997, Mr. Nassar had a demand note payable to the Company for $809, accruing interest at the prime rate.

13. STOCKHOLDERS' EQUITY

    The Company completed an initial public offering ("IPO") for 1,822,600 shares of common stock and 911,300 redeemable common stock purchase warrants ("warrants") under Regulation S-B of the Securities and Exchange Commission in October 1993. The warrants were subject to redemption by the Company at $.05 per warrant on 30 days' prior written notice with either
    (1) the prior written consent of Thomas James Associates, Inc. ("Thomas James") (the IPO underwriter) or (2) provided that the average of the closing bid price of the common stock for a period of 20 consecutive trading days, ending within 15 days prior to the notice of redemption, exceeds $13.125 per share. On July 27, 1994, the board of directors of the Company called for the redemption of all the issued and outstanding warrants. The warrants were exercisable at a price of $7 per share until September 1, 1994. In total, warrants for 907,415 shares of stock were exercised and the Company received $6,359.

    Effective January 4, 1995, the Company reached an agreement with Thomas James, the underwriter of the Company's IPO in 1993, to cancel and surrender the remaining underwriter's warrants issued by the Company to Thomas James in connection with the IPO. In consideration of the cancellation and surrender of the underwriter's warrants, which entitled Thomas James to purchase up to 240,000 shares of the Company's common stock, the Company paid $1,503, consisting of $5 in legal costs and $1,498, or the equivalent of $14 per common share, to Thomas James.

    The Company adopted a stock option plan in fiscal 1994 which provides for the granting of incentive and nonqualified stock options for up to 2,000,000 shares of common stock to key employees and directors at an exercise price of at least 100% of fair market value at the date of grant. Information relating to stock options is summarized as of January 31, 1997 and 1996 as follows:

                                                         1997          1996
                                                     ------------  ------------

Options outstanding at beginning of fiscal year           821,308       634,210
 Options granted                                          771,000       395,400
 Options canceled                                         (41,224)     (181,036)
 Options exercised                                        (95,576)      (27,266)
                                                     ------------  ------------
Options outstanding at end of fiscal year               1,455,508       821,308
                                                     ============  ============
Option prices per share (excluding replacement
 stock options):
  Options granted during the fiscal year             $9.75-$15.50  $9.00-$11.75
  Options canceled                                   $5.25-$13.50  $5.25-$15.50
  Options exercised                                  $5.25-$11.75  $5.25-$10.50
  Options outstanding at end of fiscal year          $5.25-$15.50  $5.25-$14.50

    The majority of the employee options become exercisable in increments ranging from 20% to 33 1/3% per year beginning on September 30, 1994 and ending on November 27, 2001. In addition, the Company has granted options to purchase 250,000 shares of common stock to one of its outside directors at an exercise price of $5.25 to $10.25 per share, of which 250,000 are currently exercisable.

    Effective August 10, 1993, Image adopted a Plan and Agreement of Conversion (the "Conversion"), in which all previously outstanding vested and unvested stock options and unvested stock appreciation units were canceled and a like number of fully vested replacement stock options were issued. These options have an exercise price of $.01 per share and expire March 30, 2006. In connection with the grant of the replacement stock options, Image recognized a noncash, nonrecurring charge of approximately $10,388 (pretax) in the fiscal year ending March 31, 1994. In connection with the Conversion, Image has granted the option holders certain protections against possible tax consequences associated with the grant of the options. At January 31, 1997, 932,615 replacement stock options were outstanding.

    Image also adopted a stock option plan (the "Stock Option Plan") which provides for the grant of stock options to selected participants, including officers and key employees of Image. On August 10, 1993, Image granted 41,318 fully vested incentive options to Image's chief executive officer at $10 per share, exercisable over a three-year period. On May 9, 1995, the Company granted an additional 3,294 fully vested incentive options to other Image employees at $12.38 per share.

    In connection with the merger between the Company and Image, all outstanding options under the Image Conversion and the Stock Option Plan were converted into like options to purchase shares in the combined entity.

    During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined in the statement had been applied.

    The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in fiscal 1997 and 1996:

                             Risk-free interest rate  5.5%-6.8%
                             Expected dividend yield  0%
                             Expected lives           7.5 years
                             Expected volatility      50%

    The total value of the options granted during the year ended January 31, 1997 and the ten months ended January 31, 1996 was computed as approximately $4,779 and $2,100, respectively, which would be amortized over the vesting period of the options. Options vest equally over five years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net earnings and pro forma net earnings per share for the year ended January 31, 1997 and the ten months ended January 31, 1996 would have decreased to the following pro forma amounts:

                                                                  1997     1996
                                                                  ----     ----

Pro forma net earnings (loss):
 As reported in the financial statements                        $2,145  $(4,245)
 Pro forma in accordance with SFAS No. 123                       1,560   (4,309)
Pro forma net earnings (loss) per common and common
 equivalent share:
   As reported in the financial statements                      $  .15  $  (.32)
   Pro forma in accordance with SFAS No. 123                    $  .11  $  (.32)

14. EMPLOYMENT AGREEMENTS

    The Company has entered into separate three-year employment agreements with certain key officers. These contracts provide for aggregate base salaries of approximately $1,000, certain severance provisions, and additional bonuses at the discretion of the board of directors.

    Effective August 10, 1993, Image entered into three-year employment agreements with two of its executive officers. The contracts obligate the Company for compensation, severance, bonus, and other employment-related matters. These agreements provide for aggregate base compensation levels totaling $535 per year. In connection with the merger, these two agreements were extended to August 1998.

15. EMPLOYEE BENEFIT PLAN

    Effective April 1, 1994, the Company instituted a 401(k) retirement savings plan (the "Plan"), which is open to all Maxim employees who have completed one year of service. The Company's matching contribution is 25% of the first 6% of contributions made by the employees. The Company's matching contribution vests to the employees over six years. Employee and employer contributions to the Plan were $850 and $169, respectively, for the year ended January 31, 1997 and $822 and $128, respectively, for the ten months ended January 31, 1996.

    Effective October 1, 1994, a defined contribution plan (the "Image Plan") covering all employees of Image was created. The Image Plan is open to all employees who are 21 or older and who have completed six months of service. Participants may defer a portion of their pretax earnings up to the annual limit per the Internal Revenue Service. The Company has not made any contributions to the Image Plan for the year ended January 31, 1997 or the ten months ended January 31, 1996.

16. CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

17. BUSINESS AND CREDIT CONCENTRATION

    In fiscal years 1997, 1996, and 1995, export sales accounted for approximately 6%, 8%, and 11%, respectively, of the Company's net sales. Export sales are principally to customers in the Middle East, Europe, and Canada. Sales to Middle Eastern customers totaled 4%, 5%, and 8% of net sales in fiscal years 1997, 1996, and 1995, respectively.

    In 1997, 1996, and 1995, one customer accounted for approximately 2%, 4%, and 8%, respectively, of the Company's net sales.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       FIRST       SECOND      THIRD      FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER
                                      -------     -------     -------     -------
                                        (In thousands, except per share data)


Year ended January 31, 1997:
 Net sales                             $73,242     $76,081    $82,139     $78,259
 Gross profit                           20,284      20,408     23,836      22,903
 Net earnings (loss)                     1,152           8     (1,112)      2,097
 Net earnings (loss) per share         $   .08     $   .00    $  (.08)    $   .15

Ten months ended January 31, 1996:
 Net sales                             $63,554     $69,186    $73,742     $21,069
 Gross profit                           20,696      20,646     20,531       3,955
 Net earnings (loss)                     2,595       1,867      1,079      (9,786)
 Net earnings (loss) per share         $   .19     $   .14    $   .08     $  (.73)

19. SUBSEQUENT EVENT

    On February 18, 1997, the Company sold 3,175,773 shares of its common stock to the public. The Company received approximately $47.9 million of proceeds from the offering and such proceeds were utilized to reduce amounts outstanding under the Company's Credit Facility.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of The Maxim Group, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of THE MAXIM GROUP, INC. AND SUBSIDIARIES as of January 31, 1997 and 1996 and the year and ten months then ended, respectively, included in the Company's Annual Report on Form 10-K for the period ended January 31, 1997 and have issued our report thereon dated April 10, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the year and ten months ended January 31, 1997 and 1996, respectively.



/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
April 10, 1997

                                                                     SCHEDULE II





                    THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEAR ENDED JANUARY 31, 1997,

                    THE TEN MONTHS ENDED JANUARY 31, 1996,

                      AND THE YEAR ENDED MARCH 31, 1995

                                (IN THOUSANDS)




                                                          ADDITIONS
                                                    --------------------
                                         BALANCE     CHARGED   CHARGE TO
                                            AT      TO COSTS     OTHER                BALANCE AT
                                        BEGINNING      AND      ACCOUNTS                 END OF
                                         OF YEAR     EXPENSE      (B)     DEDUCTIONS     YEAR
                                        ---------   --------    --------  ----------  ----------
YEAR ENDED MARCH 31, 1995
 Allowance for doubtful accounts (a)     $  654      $  749       $432    $  (855)      $  980
                                         ======      ======       ====    =======       ======
TEN MONTHS ENDED JANUARY 31, 1996
 Allowance for doubtful accounts (a)     $  980      $1,386       $ 40    $  (801)      $1,605
                                         ======      ======       ====    =======       ======
YEAR ENDED JANUARY 31, 1997
 Allowance for doubtful accounts (a)     $1,605      $  839       $223    $(1,287)      $1,380
                                         ======      ======       ====    =======       ======

                 (a) The Company's other valuation and qualifying accounts are not significant and are omitted in accordance with Rule 4-02.

                 (b)  These amounts include reserves of acquired operations.

                 The accompanying notes are an integral part of the consolidated schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no occurrence requiring a response to this Item.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information regarding the executive officers and directors of the Company:

 NAME                            AGE    POSITION WITH THE COMPANY
 ----                            ---    -------------------------
 M.B. Seretean . . . . . . . .   72     Chairman of the Board
 A.J. Nassar . . . . . . . . .   40     President, Chief Executive Officer and Director
 James W. Inglis . . . . . . .   53     Chief Operating Officer, Senior Executive Vice President and Director
 Larry M. Miller . . . . . . .   56     Senior Executive Vice President and Director
 H. Stanley Padgett  . . . . .   49     Senior Executive Vice President and Director; President of Image
 Herb Biggers .  . . . . .  . .  46     President of CarpetMAX Retail
 Thomas P. Leahey  . . . . . .   35     Executive Vice President, Finance and Treasurer
 Sandra Fowler . . . . . . . .   34     Executive Vice President, Administration
 H. Gene Harper  . . . . . . .   36     Chief Financial Officer and Secretary
 Richard A. Kaplan . . . . . .   51     Chairman Emeritus and Director
 Dicky W. McAdams  . . . . . .   62     Director
 Ronald H. McSwain . . . . . .   54     Director
 J. Michael Nixon  . . . . . .   52     Director
 Herb Wolk . . . . . . . . . .   65     Director

DIRECTORS AND EXECUTIVE OFFICERS

         The following persons serve as the directors and executive officers of the Company:

         M.B. Seretean has served as a Director of the Company since September 1993 and as its Chairman of the Board since February 1995. Mr. Seretean was a founder of Coronet Industries, Inc., a carpet manufacturer, in 1956 and served as its President and Chairman of the Board until his retirement in 1987. Mr. Seretean serves as a director of Trend Laboratories, Inc., a cosmetics company. He is a former director of RCA Corporation, Turner Broadcasting Corporation, the Atlanta Hawks and the Atlanta Braves.

         A.J. Nassar has served as President, Chief Executive Officer and a Director of the Company since December 1990. From 1986 to 1990, Mr. Nassar served as Vice President and Chief Operating Officer of Kenny Carpet and Linoleum, Inc., a multistore retail carpet chain in western New York. He was previously employed in the carpet manufacturing industry by Trend Carpet Mills and Queen Carpet Mills, where he was responsible for sales of floorcovering products to floorcovering retailers.

         James W. Inglis has served as Chief Operating Officer, Senior Executive Vice President and as a Director of the Company since May 1996. From 1983 to 1996, Mr. Inglis served in various capacities with The Home Depot, Inc., a home improvement retailer, including most recently as its Executive Vice President of Strategic Development and as a member of its board of directors.

         Larry M. Miller has served as a Senior Executive Vice President and Director of the Company since August 1996. Mr. Miller was the co-founder of Image, has served as a Director of Image since its inception in 1976 and currently serves as Chairman of the Board, Secretary and President, Image Carpets division. Mr. Miller was the initial President of Image and has served as an executive officer every year thereafter. Mr. Miller was elected to the Board of Directors of the Company in August 1996 in accordance with the terms of the merger agreement with Image.

         H. Stanley Padgett has served as a Senior Executive Vice President and Director of the Company since August 1996. Since joining Image in 1976, Mr. Padgett has served as Vice President of Manufacturing and Vice President of Operations of Image prior to becoming its President and Chief Executive Officer in July 1990. Mr. Padgett has been a member of the Board of Directors of Image since September 1990. Mr. Padgett was elected to the Board of Directors of the Company in August 1996 in accordance with the terms of the merger agreement with Image.

         Herb Biggers has served as President of CarpetMAX Retail since April 1997. From July 1996 to April 1997, Mr. Biggers served as the Company's Senior Vice President of Retail Operations. Mr. Biggers was a General Manager in the Expo division of The Home Depot, Inc. from January 1994 to October 1995, and the President and Chief Executive Officer of Hancock Park Associates from 1988 to 1994. Mr. Biggers' retail experience includes positions of Chief Operating Officer of Seattle Lighting Corporation, the President and Chief Executive Officer of Forecast Lighting, Inc., and President and Chief Executive Officer of Homestead Fan Company.

         Thomas P. Leahey has served as Executive Vice President, Finance of the Company since August 1993 and as Treasurer since July 1994. Mr. Leahey was employed by the Wachovia Bank of Georgia, N.A. from September 1991 to August 1993 as a Vice President in the Corporate Banking Division. Mr. Leahey's banking career began in January 1984 and included service with Barnett Bank of Central Florida, N.A. and, from March 1987 to July 1991, with Fleet/Norstar Financial Group.

         Sandra Fowler has served as Executive Vice President, Administration of the Company since September 1993. From 1982 to September 1993, Ms. Fowler served in various capacities with Shaw, the nation's largest carpet manufacturer, including Manager of Corporate Accounts, where she acted as the liaison between that company and its corporate customers in all areas, ranging from sales to administration.

         H. Gene Harper has served as Chief Financial Officer and Secretary of the Company since September 1994. Mr. Harper was employed by KPMG Peat Marwick LLP from 1983 to September 1994 as a senior manager in the audit department.

         Richard A. Kaplan has served as Chairman Emeritus of the Company since February 1995 and served as Chairman of the Board of the Company from 1989 to February 1994. Mr. Kaplan founded the Company in 1989. Mr. Kaplan has also served as Chairman of the Board of Worksmart International, Inc., a personnel consulting company, since 1995. Mr. Kaplan served as Chairman of the Board of Richland Industries Corp., a retail floorcovering chain based in Rochester, New York, from 1972 to 1995.

         Dicky W. McAdams has served as a Director of the Company since October 1994. Mr. McAdams has been Chairman of the Board of Directors of GCO since it was incorporated in April 1988 and served as its President from April 1988 to October 1995. He has also been Chairman of the Board and CEO of McAdams Commercial Flooring and Furnishings, Inc., a full service residential and commercial floorcovering business, and its predecessor McAdams Carpets, Inc., since 1958. Mr. McAdams served as Chairman of the Retail Floorcovering Institute (now the American Floorcovering Association) from 1987 to 1988 and as its President from 1986 to 1987. From 1990 to 1991 he was Chairman of the Board of Directors of the Floorcovering Consumer Credit Association.

         Ronald H. McSwain has served as a Director of the Company since 1991. Since 1968, Mr. McSwain has served as the President and owner of McSwain's Carpets, a retail floorcovering business with 17 stores in the Cincinnati, Dayton, Columbus and Toledo, Ohio areas. Mr. McSwain serves as a director of Johnson Investment Mutual Fund Trust, an investment company.

         J. Michael Nixon has served as a Director of the Company since February 1996. Mr. Nixon has served as the President and co-owner of Q.I. Corporation, a building materials contractor, since 1967.

         Herb Wolk has served as a Director of the Company since 1991. Mr. Wolk is the owner and President of Cadillac Carpet Distributors and has served in various capacities with that Company since 1976. Mr. Wolk is the Chairman-elect of the American Floorcovering Association.

KEY EMPLOYEES

         Each of the following persons is a key employee, but not an executive officer of the Company.

         Ben S. Wu, age 45, has served as Senior Vice President of Real Estate Operations since July 1996. Prior to joining the Company, Mr. Wu served the McDonald's Corporation from 1990 to 1996, most recently as Senior Real Estate Manager responsible for the Southern California market. Mr. Wu also served as the Director of Real Estate and Licensing for McDonald's China Development Company in Hong Kong.

         Cristina L. Smith, age 32, has served as Vice President of Marketing since November 1996. Prior to joining the Company, Ms. Smith was a Marketing and Advertising Manager for the Expo division of The Home Depot, Inc. from March 1995 to November 1996. She began her retail marketing career with Mercantile Corporation in 1987 as a Computer Graphic Designer and left as Director of Newspaper Advertising and Catalogs to join Pet Stuff in 1993, where she served as the Creative Director until March 1995.

BOARD OF DIRECTORS

         The Board of Directors of the Company currently consists of ten persons. The Company's Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than 15 members, the precise number to be determined from time to time by the Board of Directors. At the Company's 1996 Annual Meeting of Shareholders held in August 1996, the Board of Directors was classified into three classes, as nearly equal in number as possible, each of which, after initial terms of one, two and three years, will serve for three years, with one class being elected each year. Directors may be removed only for cause and only upon the affirmative vote of the holders of not less than 75% of the total number of votes entitled to be cast by shareholders of the Company. The executive officers of the Company are appointed by the Board of Directors and hold office at the pleasure of the Board.

         The Company's Board of Directors has four standing committees -- the Audit Committee, the Compensation Committee, the Stock Option Committee and the Directors' Nominating Committee. The Audit Committee, which is comprised of Messrs. McSwain and Seretean, has been assigned the principal functions of: (i) recommending the independent auditors; (ii) reviewing and approving the annual report of the independent auditors; (iii) approving the annual financial statements; and (iv) reviewing and approving summary reports of the auditor's findings and recommendations. The Compensation Committee, which is comprised of Messrs. Kaplan, Nixon, Seretean and Wolk, has been assigned the functions of approving and monitoring the remuneration arrangements for senior management. The Stock Option Committee, which is comprised of Messrs. Kaplan, McSwain and Wolk, has been assigned the functions of administering the Company's 1993 Stock Option Plan and granting options thereunder. The Directors' Nominating Committee, which is comprised of Messrs. Kapaln, Nassar and Wolk, has been assigned the functions of making recommendations to the full Board for the selection of director nominees.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended January 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

         Although it is not the Company's obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the Chief Financial Officer of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 11.   EXECUTIVE COMPENSATION.

         The following table provides certain summary information for the fiscal year ended January 31, 1997, for the ten month transition period ended January 31, 1996 and for fiscal year ended March 31, 1995 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended January 31, 1997 (the "Named Executive Officers").

                                            SUMMARY COMPENSATION  TABLE
                                                                             LONG TERM
                                               ANNUAL COMPENSATION          COMPENSATION
                               ------------------------------------------   ------------

                                                                OTHER        NUMBER OF
           NAME AND                                             ANNUAL       OPTIONS     OTHER
      PRINCIPAL POSITION       YEAR       SALARY     BONUS   COMPENSATION(1) AWARDED   COMPENSATION
      ------------------       ----       ------     -----   ------------    -------   ------------

 A.J. Nassar ...............   1997      $254,479   $  --     $  2,295      200,000       --
   President and Chief .....   1996(2)    165,456    25,000      6,618      142,400(3)    --
   Executive Officer .......   1995       205,750      --        1,653      110,000(4)

 James W. Inglis ...........   1997(5)   $175,176   $  --     $   --        200,000   $116,250(6)
   Chief Operating Officer

 H. Stanley Padgett ........   1997(7)   $170,200   $  --     $   --           --         --
   Senior Executive ........   1996(8)    284,200      --         --           --         --
   Vice President ..........   1995(9)    262,500    20,000       --           --         --

 Larry M. Miller ...........   1997(7)   $138,500   $  --     $   --           --         --
   Senior Executive ........   1996(8)    231,900      --
   Vice President ..........   1995(9)    212,500    20,000       --           --         --

-------------------------------------

(1)      Represents the Company's matching contribution under its 401(k) plan.
(2) Represents compensation for the ten-month period ended January 31, 1996, which period was the result of a change in the fiscal year end of the Company from March 31 to January 31.
(3) Includes options to purchase 40,000 shares of common stock which were subsequently cancelled.
(4) Includes options to purchase 62,400 shares of common stock which were subsequently cancelled.
(5)      Mr. Inglis joined the Company in May 1996.
(6) Represents the discount to fair market value in connection with the purchase by Mr. Inglis of 50,000 shares of Common Stock from the Company in May 1996.
(7) Amounts indicated include compensation paid to Messrs. Miller and Padgett by (i) the Company and Image subsequent to the acquisition of Image by the Company on August 30, 1996 and (ii) Image for the period from June 30, 1996 to August 30, 1996.
(8) Represents compensation paid to Messrs. Miller and Padgett by Image for its fiscal year ended June 29, 1996.
(9) Represents compensation paid to Messrs. Miller and Padgett by Image for its fiscal year ended July 1, 1995.


EMPLOYMENT AGREEMENTS

         On August 30, 1996, H. Stanley Padgett entered into an amendment to his employment agreement with Image. Under the amended agreement, which will expire on July 30, 1998, Mr. Padgett serves as a Senior Executive Vice President of the Company and as the President and Chief Executive Officer of Image. Mr. Padgett will be entitled to receive an annual base salary of $295,000 which is subject to increase at the discretion of the Compensation Committee, plus certain specified benefits and other benefits generally available to other senior executive officers of Image. The employment agreement provides that the Compensation Committee may also grant an annual bonus to Mr. Padgett. In the event that Mr. Padgett's employment is terminated without "cause," as defined under the agreement, he is entitled to a severance payment equal to the salary which would be owed to him through the remainder of the term of the agreement, but in no event less than one year's then-current salary, as well as a bonus equal to the average of the two prior years' annual bonuses. In addition, certain benefits shall be continued for a period of six months, and all unvested options held by Mr. Padgett which would vest in the year of termination shall vest in full. In the event of termination of Mr. Padgett's employment for any reason other than cause within twelve months after a change in control, the Company shall pay Mr. Padgett an amount equal to his annual base salary as then in effect, in lieu of any other severance payment, and shall continue certain benefits, including a company automobile and medical, life and disability insurance, for a period of six months. A change in control is defined in the employment agreement as (i) a sale of all or substantially all of the assets of Image or the Company, (ii) the acquisition by any person of more than 50% of the voting stock of Image or the Company,
(iii) a change in a majority of the Board of Directors of Image or the Company in any two-year period unless the existing Board of Directors nominated the new directors, (iv) a merger or other business combination unless at least 50% of Image's or the Company's voting stock remains outstanding immediately thereafter, or (v) liquidation of substantially all of Image's or the Company's assets. A public offering of Image's or the Company's shares does not constitute a change in control. If Mr. Padgett's employment is terminated for cause, or if he voluntarily terminates his employment with Image, he shall not be entitled to a severance payment or bonus and shall be subject to a one-year noncompetition covenant. Termination of employment includes death, disability, voluntary termination by the employee or involuntary termination by Image with or without cause, which would include a material change in position or responsibility.

         On August 30, 1996, Larry M. Miller entered into an amendment to his employment agreement with Image which contains substantially the same terms as described above for Mr. Padgett, except that: (i) Mr. Miller's annual base salary is $240,000; and (ii) Mr. Miller is entitled to receive an additional severance payment of $175,000 if his employment is voluntarily or involuntarily terminated for any reason, with or without cause, or upon the death or disability of Mr. Miller at any time during the term of his employment agreement.

         The Company is presently negotiating a new employment agreement with
A. J. Nassar, its President and Chief Executive Officer.

COMPENSATION OF DIRECTORS

         Directors of the Company who are compensated as officers of the Company serve without compensation for their services as directors. All directors of the Company are reimbursed by the Company for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors and of any committees of the Board of Directors. In addition, from time to time, certain of the Company's outside directors assist in conducting workshops and orientation sessions for the Company's franchisees, for which they customarily have been paid consulting fees of $10,000 annually.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons served as members of the Compensation Committee of the Board of Directors during the fiscal year ended January 31, 1997. Ronald McSwain and M.B. Seretean. None of the members of the Compensation Committee has been an officer or employee of the Company or any of its subsidiaries. Except as set forth under "Item 13. Certain Relationships and Related Transactions," there were no material transactions between the Company and any of the members of the Compensation Committee during the fiscal year ended January 31, 1997.

STOCK OPTION PLAN

         The Company has adopted a 1993 Stock Option Plan (the "Plan") for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of options to purchase up to 2,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case incentive stock options granted to a holder of 10% or more of the Common Stock) of the fair market value of the Common Stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date an incentive stock option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company.

        The following table provides certain information concerning individual grants of stock options under the Plan made during the fiscal year ended January 31, 1997 to the Named Executive Officers:


                                       OPTION GRANTS IN LAST FISCAL YEAR
                                               INDIVIDUAL GRANTS
                                       ---------------------------------
                                                                                            POTENTIAL REALIZABLE
                                               % OF TOTAL                                    VALUE AT ASSUMED
                                                 OPTIONS                                    ANNUAL RATES OF STOCK
                                                 GRANTED TO    EXERCISE OR                  PRICE APPRECIATION FOR
                                 OPTIONS       EMPLOYEES IN      BASE PRICE                      OPTION TERM (1)
                                 GRANTED          FISCAL          ($ PER      EXPIRATION     ------------------------
            NAME                   (#)             YEAR           SHARE)          DATE            5%          10%
            ----                ---------       ----------        ------       ----------    ----------   ----------
 A.J. Nassar . . . . . . .      200,000(2)         26%           $11.25         4/26/06      $1,415,000   $3,586,000

 James W. Inglis . . . . .      200,000(3)         26%           $11.25         4/26/06      $1,415,000   $3,586,000

 H. Stanley Padgett  . . .         --               --            --              --             --           --

 Larry M. Miller . . . . .         --               --            --              --             --           --

---------------------------------------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.
(2)      Options are immediately exercisable.
(3) Options to purchase 100,000 shares of Common Stock are immediately exercisable. Options to purchase 100,000 shares of Common Stock are exercisable in increments of 20% per year commencing on April 26, 1997.

      The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of January 31, 1997. No stock options were exercised during fiscal 1997 by the Named Executive Officers.


                                                 NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-
                                                 OPTIONS AT FISCAL YEAR            THE-MONEY OPTIONS AT
                                                          END                       FISCAL YEAR-END(A)
                                              ----------------------------   --------------------------------
                    NAME                          EXER-         UNEXER-           EXER-           UNEXER-
                    ----                         CISABLE        CISABLE          CISABLE          CISABLE
                                                 -------        -------          -------          -------
 A.J. Nassar . . . . . . . . . . . . . . .       321,440         28,560       $1,912,248 8     $  141,372

 James W. Inglis . . . . . . . . . . . . .       100,000        100,000       $  525,000 0     $  525,000

 H. Stanley Padgett  . . . . . . . . . . .       441,320            --        $6,864,600 0     $      --

 Larry M. Miller . . . . . . . . . . . . .       155,020            --        $2,556,280 0     $      --
---------------------------

(a) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at January 31, 1997 ($16.50 per share) and the exercise price of the options.

    EMPLOYEE RETIREMENT SAVINGS PLAN

    The Company has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with the Company. Under the 401(k) Plan, eligible employees may contribute up to 20% of their gross salary to the 401(k) Plan or $9,500, whichever is less. Each participating employee is fully vested in contributions made by such employee. The Company presently matches 25% of the amount contributed by an employee up to 6% of the employee's salary, but the Company's policy regarding matching contributions may be changed annually in the discretion of the Board of Directors. All amounts contributed under the 401(k) Plan are invested in one or more investment accounts administered by an independent plan administrator.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 1, 1997, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

 NAME AND ADDRESS                                    NUMBER OF SHARES                           PERCENTAGE OF
 OF BENEFICIAL OWNER                               BENEFICIALLY OWNED(1)                           TOTAL
 -------------------                               ------------------                           -------------
 Richard A. Kaplan . . . . . . . . . . . . .               915,000                                   5.7%
   7 Far View Hill
   Rochester, New York 14620
 A.J. Nassar(2)  . . . . . . . . . . . . . .               826,440                                   5.0
   210 TownPark Drive
   Kennesaw, Georgia 30144
 M.B. Seretean(3)  . . . . . . . . . . . . .               502,000                                   3.1
 H. Stanley Padgett(4) . . . . . . . . . . .               454,497                                   2.7
 Larry M. Miller(5)  . . . . . . . . . . . .               445,178                                   2.7
 Ronald McSwain(6) . . . . . . . . . . . . .               346,500                                   2.1
 Herb Wolk . . . . . . . . . . . . . . . . .               200,000                                   1.2
 Dicky W. McAdams(7) . . . . . . . . . . . .                30,503                                     *
 James W. Inglis(8)  . . . . . . . . . . . .               150,000                                     *
 J. Michael Nixon(9) . . . . . . . . . . . .                85,000                                     *
 The Kaufmann Fund, Inc.(10) . . . . . . . .             1,250,000                                   7.7
   140 E. 45th Street, 43rd Floor
   New York, New York 10017
 All directors and executive
   officers as a group
   (13 persons)  . . . . . . . . . . . . . .             4,059,582                                  23.1

    *Less than one percent

-----------------------

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 16,133,644 shares outstanding as of April 15, 1997, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options are based upon the sum of 16,133,644 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(2) Includes 321,440 shares of Common Stock subject to presently exercisable stock options.

(3) Includes 250,000 shares of Common Stock subject to presently exercisable stock options.
(4)      Includes 441,320 shares of Common Stock subject to presently exercisable stock options.

(5) Includes 155,020 shares of Common Stock subject to presently exercisable stock options.

(6) Includes 30,500 shares owned by a foundation and a trust with respect to which Mr. McSwain serves as trustee.
(7)      Includes 10,000 shares of Common Stock subject to presently exercisable stock options.
(8)      Includes 100,000 shares of Common Stock subject to presently exercisable stock options.

(9) Includes 40,000 shares of Common Stock subject to presently exercisable stock options.

(10) Based on a Schedule 13G dated February 28, 1997 filed by The Kaufmann Fund. The Company makes no representation as to the accuracy or completeness of the information reported.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED CERTAIN TRANSACTIONS.

         In August 1995, the Company loaned $820,987 to Kevodrew Realty, Inc. ("Kevodrew") a company controlled by A.J. Nassar, the President and Chief Executive Officer of the Company, which loan bears interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid in May 1996. A primary tenant in the shopping center is a company-owned store, which has entered into a five-year lease agreement with Kevodrew providing for annual lease payments of $89,155. In addition to the foregoing, the Company loaned to Mr. Nassar an additional $141,650, $349,265 and $318,104 during fiscal 1995, 1996 and 1997, respectively. As of April 15, 1997, a total of $812,777 was owed to the Company by Mr. Nassar, which amount bears interest at an annual rate of 8%. The Company may in the future make loans to officers and employees in furtherance of proper corporate purposes.

         GCO leases two facilities in Montgomery, Alabama and an airplane from Dicky W. McAdams, a director of the Company and the Chairman of GCO. One of these facilities and the airplane is owned directly by Mr. McAdams and the other facility is owned by a partnership in which Mr. McAdams has a 50% interest. Lease payments to Mr. McAdams and the partnership totaled $170,990 in fiscal 1997.

         In connection with the employment by the Company of James W. Inglis as its Chief Operating Officer and Senior Executive Vice President, the Company issued to Mr. Inglis on May 15, 1996 50,000 shares of Common Stock at a purchase price of $9.80 per share. This represents a discount of $116,250 or $2.325 per share, based on the closing price of the Company's Common Stock as reported on The Nasdaq National Market on May 15, 1996.

         Ronald McSwain and Herb Wolk, directors of the Company, are also owners of floorcovering retailers which are franchisees of the Company. The following table sets forth for the periods indicated, the amounts paid to the Company by the franchisees controlled by these directors and rebates received by these franchisees. Rebate payments to these franchisees by the Company represent a pass through of volume rebates paid by various floorcovering manufacturers to the Company.

                                  FISCAL 1995               FISCAL 1996                FISCAL 1997
                             ----------------------    --------------------     -----------------------

                             AMOUNTS PAID                  AMOUNTS PAID               AMOUNTS PAID

 NAME                         TO COMPANY    REBATES     TO COMPANY  REBATES      TO COMPANY     REBATES
 ----                         ----------    -------     ----------  -------     -----------     -------
 Ronald McSwain  . . . .       323,175      274,550     242,550     206,453        330,602      210,113
 Herb Wolk . . . . . . .        72,134       48,328      47,604      26,863         61,485       25,553
                             ---------    ---------   ---------   ---------      ---------    ---------

           Total . . . .      $395,309     $322,878    $290,154    $233,316       $392,087     $235,666
                              ========     ========    ========    ========       ========     ========

      Although there has not been any independent determination of the fairness and reasonableness of the terms and conditions of the transactions between the Company and its affiliates, the Company believes that these transactions are on terms no less favorable than those which could have been obtained from parties not affiliated with the Company or other franchisees. As with any contractual arrangement, the terms of these transactions are subject to adjustment should the parties so desire. The Company, however, has no present intention of adjusting the terms of these transactions.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)        1.       Financial Statements.  The following financial
statements and accountants' reports have been filed as Item 8 in Part II of this Report:

         Report of Independent Public Accountants
         Independent Auditors' Report
         Consolidated Balance Sheets - January 31, 1997 and 1996
         Consolidated Statements of Operations - Year ended January 31, 1997,
                 Ten Months ended January 31, 1996 and Year Ended March 31,
                 1995
         Consolidated Statements of Stockholders' Equity - Year ended January
                 31, 1997, Ten Months ended January 31, 1996 and Year Ended March 31, 1995
         Consolidated Statements of Cash Flows - Year ended January 31, 1997,
                 Ten Months ended January 31, 1996 and Year Ended March 31,
                 1995
         Notes to Consolidated Financial Statements

      2.         Financial Statement Schedules.

      The following financial statement schedule of The Maxim Group, Inc. for the year ended January 31, 1997, the ten month transition period ended January 31, 1996 and for the year ended March 31, 1995 is included pursuant to Item 8 in Part II of this Report:

                          Report of Independent Public
                          Accountants on Schedule

         Schedule II      Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.      Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form SB-2 under the Securities Act of 1933 for the Registrant, Registration No. 33-66926 (referred to as "SB-2"),
(ii) Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (referred to as "SB-2 Amendment No. 1"), (iii) the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995 (referred to as "1995 10-K");
(iv) the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (referred to as "1995 10-Q"), (v) the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996 (referred to as "1996 10-Q"), and (vi) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Registrant, Registration No. 333- 20105 (referred to as "S-3"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

         EXHIBIT
         NUMBER               DESCRIPTION OF EXHIBIT
         -------              ----------------------

         *3.1            -   Certificate of Incorporation of the Company (SB-2).

        3.1.1            -   Certificate of Amendment dated August 29, 1996.

         *3.2            -   By-Laws of the Company (SB-2).

        3.2.1            -   Amendment No. 1 to By-Laws effective August 29, 1996.

         *4.1            -   Specimen Certificate of Common Stock (SB-2 Amendment No. 2).

        *10.1            -   1993 Incentive Stock Option Plan (SB-2).

      *10.1.1            -   Amendment No. 1 to 1993 Incentive Stock Option Plan (1995 10-K)

        *10.2            -   Employment Agreement dated July 30, 1993 between the Company and A.J. Nassar (SB-
                             2).

        *10.3            -   Form of Franchise Membership Agreement (SB-2 Amendment No. 1, Exhibit 10.3.1).

        *10.6            -   Employment Agreement dated September 28, 1994 between GCO, Inc. and Dicky W.
                             McAdams (1995 10-K).

        *10.7            -   Employment Agreement dated July 30, 1993 by and between Image Industries, Inc. and
                             Larry M. Miller (S-3, Exhibit 10.1)

        *10.8            -   Extension of Employment Agreement dated July 30, 1996 by and between Image
                             Industries, Inc. and Larry M. Miller (S-3, Exhibit 10.2)

        *10.9            -   Amended Employment Agreement dated August 30, 1996 by and between the Registrant,
                             Image Industries, Inc. and Larry M. Miller (S-3, Exhibit 10.3)

       *10.10            -   Employment Agreement dated July 30, 1993 by and between Image Industries, Inc. and
                             H. Stanley Padgett (S-3, Exhibit 10.4)

       *10.11            -   Extension of Employment Agreement dated July 30, 1996 by and between Image
                             Industries, Inc. and H. Stanley Padgett (S-3, Exhibit 10.5)

       *10.12            -   Amended Employment Agreement dated August 30, 1996 by and between the Registrant, Image Industries,
                             Inc, and H. Stanley Padgett (S-3, Exhibit 10.6)

       *10.18            -   Credit Agreement between the Company, its subsidiaries and First Union National
                             Bank of Georgia, N.A. dated August 30, 1996 regarding $125 million Credit Facility
                             (1996 10-Q).

       *10.22            -   Lease Agreement dated October 30, 1995 between Kevodrew Realty, Inc. and Kinnaird
                             & Francke Interiors, Inc. for lease of retail space in Louisville, Kentucky (1995
                             10-Q).

         11.1            -   Statement Regarding Computation of Per Share Earnings.

         21.1            -   Subsidiaries of the Registrant

         23.1            -   Consent of Arthur Andersen LLP

         23.2            -   Consent of KPMG Peat Marwick LLP

         27.1            -   Financial Data Schedule

         (b)     Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended January 31, 1997.
                 -------------------

                                   SIGNATURES

         In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Kennesaw, State of Georgia on April 28, 1997.

                             THE MAXIM GROUP, INC.


                             By: /s/ A. J. Nassar
                                 -----------------------------------
                                 A.J. Nassar
                                 President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                Signature                              Title                              Date
                ---------                              -----                              ----


  /s/ A. J. Nassar                        President, Chief Executive                April 28, 1997
 --------------------------------------   Officer and Director
 A.J. Nassar                              (principal executive officer)


  /s/ Thomas P. Leahey                    Executive Vice President,                 April 28, 1997
 --------------------------------------   Finance and Treasurer
 Thomas P. Leahey                         (principal financial officer)



  /s/ H. Gene Harper                      Chief Financial Officer and               April 28, 1997
 --------------------------------------   Secretary (principal
 H. Gene Harper                           accounting officer)



  /s/ James W. Inglis                     Chief Operating Officer,                  April 28, 1997
 --------------------------------------   Senior Executive Vice
 James W. Inglis                          President and Director


  /s/ Larry M. Miller                     Senior Executive Vice                     April 28, 1997
 --------------------------------------   President and Director
 Larry M. Miller


  /s/ H. Stanley Padgett                  Senior Executive Vice                     April 28, 1997
 --------------------------------------   President and Director
 H. Stanley Padgett

  /s/ Richard A. Kaplan                   Director                                  April 28, 1997
 --------------------------------------
 Richard A. Kaplan

                                          Director
 --------------------------------------
 Dicky W. McAdams


  /s/ Ronald McSwain                      Director                                  April 28, 1997
 --------------------------------------
 Ronald McSwain

                Signature                              Title                              Date
                ---------                              -----                              ----
  /s/ J. Michael Nixon                    Director                                  April 28, 1997
 --------------------------------------
 J. Michael Nixon

                                          Chairman of the Board                     April 28, 1997
  /s/ M. B. Seretean
 --------------------------------------
 M.B. Seretean

  /s/ Herb Wolk                           Director                                  April 28, 1997
 --------------------------------------
 Herb Wolk

                                                      EXHIBIT INDEX

            EXHIBIT                                                                 SEQUENTIAL
            NUMBER                     DESCRIPTION OF EXHIBIT                       PAGE NO.
            ------                     ----------------------                       --------
            3.1.1           Certificate of Amendment dated
                            August 29, 1996

            3.2.1           Amendment No. 1 to By-Laws effective
                            August 29, 1996

            11.1            Statement Regarding Computation of Per
                            Share Earnings

            21.1            Subsidiaries of the Registrant

            23.1            Consent of Arthur Andersen LLP

            23.2            Consent of KPMG Peat Marwick LLP

            27.1            Financial Data Schedule