Form 10-Q
period 1997-04-30
MAXIM GROUP INC /
filed 1997-06-16
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                  For the Quarterly Period Ended April 30, 1997

                         Commission File Number 0-22232


                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            58-2060334
 -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

210 Town Park Drive, Kennesaw, Georgia                       30144
----------------------------------------                ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (770) 590-9369
                                                        -------------------

                                     N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

         Yes      X                               No
              --------                                 ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $.001 par value                       16,135,044
 ---------------------------------            --------------------------------
                   Class                        Outstanding at June 9, 1997

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                           April 30,   January 31,
                          Assets                             1997         1997
========================================================   =========   ===========
Current assets:
    Cash and cash equivalents, including restricted
     cash of $1,800 at April 30, 1997 and $621 at
     January 31, 1997                                       $  4,400    $  6,439
    Current portion of franchise license fees
       receivable, net of allowance for
       doubtful accounts of $352 at April 30, 1997 and
       $328 at January 31, 1997                                2,341       2,070
    Trade accounts receivable, net of allowance for
       doubtful accounts of $1,771 at April 30, 1997 and
       $1,380 at January 31, 1997                             50,378      43,487
    Accounts receivable from officers and employees            1,210       1,195
    Current portion of notes receivable from
       franchisees and related parties, net of
       allowance for doubtful accounts
       of $351 at April 30, 1997 and January 31, 1997          1,019       1,034
    Inventories                                               44,000      42,148
    Refundable income taxes                                    1,261       1,311
    Deferred income taxes                                      3,293       3,859
    Prepaid expenses                                           2,822       2,526
                                                            --------    --------
              Total current assets                           110,724     104,069

Property and equipment, net                                  102,601     101,403

Franchise license fees receivable, less current portion,
    net of allowance for doubtful accounts of $210 at
    April 30, 1997 and January 31, 1997                        1,345       1,349

Notes receivable from franchisees, less current portion          446         477

Intangible assets, net of accumulated amortization
   of $1,374 at April 30, 1997 and
   $1,232 at January 31, 1997                                 10,154      10,204

Other assets                                                   3,168       2,171
                                                            --------    --------
                                                            $228,438    $219,673
                                                            ========    ========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                            April 30,  January 31,
          Liabilities And Stockholders' Equity                1997         1997
========================================================    =========  ===========
Current liabilities:
  Current portion of long-term debt                         $  2,626    $  2,532
  Current portion of capital lease obligations                   519         537
  Rebates payable to franchisees                               2,917       3,471
  Accounts payable                                            22,152      23,583
  Accrued expenses                                            12,758      12,232
  Deferred revenue                                             1,719         967
  Deposits                                                     2,696       2,460
                                                            --------    --------
          Total current liabilities                           45,387      45,782

Long-term debt, less current portion                          57,578      91,100

Capital lease obligations, less current portion                1,949       2,120

Deferred taxes                                                 5,352       4,517
                                                            --------    --------
          Total liabilities                                  110,266     143,519
                                                            --------    --------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000 shares
     authorized, no shares issued or outstanding                  --          --
  Common stock, $.001 par value; 25,000 shares
     authorized, 16,133 shares issued and
     outstanding at April 30, 1997 and 12,800 shares
     issued and outstanding at January 31, 1997                   16          13
  Additional paid-in capital                                 100,888      62,124
  Retained earnings                                           17,268      14,017
                                                            --------    --------
          Total stockholders' equity                         118,172      76,154
                                                            --------    --------
                                                            $228,438    $219,673
                                                            ========    ========




     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)




                                                             Three Months Ended
                                                            April 30,   April 30,
                                                            ---------   ---------
                                                              1997        1996
                                                            ---------   ---------
Revenues:
  Sales of floorcovering products                           $ 71,490    $ 56,625
  Fiber and PET sales                                          5,772       9,615
  Fees from franchise services                                 7,281       5,912
  Other                                                        1,682       1,090
                                                            --------    --------
         Total revenues                                       86,225      73,242

Cost of sales                                                 59,155      52,958
                                                            --------    --------
          Gross profit                                        27,070      20,284

Selling, general, and administrative expenses                (20,438)    (17,125)

Interest income                                                   94         133

Interest expense                                              (1,401)     (1,608)

Other                                                             35          84
                                                            --------    --------
          Earnings before income taxes                         5,360       1,768

Income tax expense                                             2,109         616
                                                            --------    --------
          Net earnings                                      $  3,251    $  1,152
                                                            ========    ========

Earnings per common and common equivalent share             $   0.20    $   0.08
                                                            ========    ========

Weighted average number of common and common
  equivalent shares outstanding
                                                              16,630      13,611
                                                            ========    ========




     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                            Three Months Ended
                                                         ------------------------
                                                           April 30,    April 30,
                                                         ------------  ----------
                                                             1997         1996

Cash flows from operating activities:
  Net earnings                                              $  3,251    $  1,152
                                                            --------    --------
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                            2,729       1,955
      Deferred income taxes                                    1,401         368
      Changes in assets and liabilities:
        Increase in receivables                               (7,125)     (1,776)
        (Increase) decrease in inventories                    (1,853)      2,909
        Decrease in refundable income taxes                       49         852
        Increase in prepaid expenses and other assets         (1,292)       (857)
        Decrease in rebates and accounts payable, accrued
          expenses, deferred revenue, and deposits              (470)     (3,206)
                                                            --------    --------
            Total adjustments                                 (6,561)        245
                                                            --------    --------
            Net cash (used in) provided by operating
             activitieS                                       (3,310)      1,397
                                                            --------    --------
Cash flows from investing activities:
  Capital expenditures                                        (3,878)       (950)
                                                            --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                 47,248          --
  Proceeds from exercise of options, net                         463           9
  Purchase of treasury stock                                  (8,944)       (336)
  Net payments of additional long-term debt                  (33,428)     (1,684)
  Principal payments on capital lease obligations               (190)       (130)
                                                            --------    --------
            Net cash provided by (used in)
             financing activities
                                                               5,149      (2,141)
                                                            --------    --------
Net decrease in cash                                          (2,039)     (1,694)

Cash, beginning of period                                      6,439       4,207
                                                            --------    --------
Cash, end of period                                         $  4,400    $  2,513
                                                            ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during period for:
     Interest                                               $  1,332    $  1,456
                                                            ========    ========

     Income taxes                                           $  1,122    $     50
                                                            ========    ========

Supplemental disclosure of noncash investing and financing
  activities:
     Common stock issued in connection with acquisitions           0           0
                                                            ========    ========



     See accompanying notes to condensed consolidated financial statements.

                  THE MAXIM GROUP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



  1.  Consolidated Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission.

      The condensed consolidated financial statements give retroactive effect to the merger of the Company and Image Industries, Inc. ("Image") on August 30, 1996, which was accounted for as a pooling of interests.

      The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.


  2.  Inventories

      Inventories consisted of the following (in thousands):

                                                    April 30,      January 31,
                                                      1997            1997
                                                      ----            ----

                Raw materials                       $  8,662        $  9,097
                Work in process                        3,130           3,271
                Finished goods                        32,208          29,780
                                                    --------        --------
                                                    $ 44,000        $ 42,148
                                                    ========        ========

  3.  Related-Party Transactions

      Certain of the stockholders own franchises which utilize the services of the Company. Trade accounts receivable at April 30, 1997 and January 31, 1997 include amounts due from these affiliated companies of $28 and $21, respectively. In addition, rebates payable to franchisees at April 30, 1997 and January 31, 1997 include amounts due to director-owned franchisees of $48 and $81, respectively.

      Included in fees from brokering floorcovering products for the three-month periods ended April 30, 1997 and 1996 is $92 and $14, respectively, earned from services provided to these affiliated franchisees. Included in advertising revenue for the three-month periods ended April 30, 1997 and 1996 is $50 and $10, respectively, earned from services purchased by affiliated franchisees. Sales to affiliated franchisees of floorcovering products for the three-month periods ended April 30, 1997 and 1996 was $0 and $16, respectively.

      In August 1995, the Company loaned $821 to Kevodrew Realty, Inc. ("Kevodrew"), a company controlled by A. J. Nassar, the president and chief executive officer of the Company, which loan bears interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center is a company-owned store, which has entered into a five-year lease agreement with Kevodrew providing for annual lease payments of $89.

      As of April 30, 1997, Mr. Nassar had a demand note payable to the Company for $817, accruing interest at the prime rate.


  4.  Acquisitions

      In March 1997, the Company issued nonbinding letters of intent to acquire McSwain Carpets, Inc. of Cincinnati, Ohio, and Tri-R of Orlando, Inc. (d/b/a The Flooring Center) of Orlando, Florida. McSwain's Carpets operates 17 stores in the Cincinnati, Dayton, Columbus, and Toledo, Ohio areas. The acquisitions are subject to the execution of definitive purchase agreements and the approval of the Companies' boards of directors.


  5.  Subsequent Events

      On May 26, 1997, the Company signed a commitment letter for a $125 million Credit Facility to replace the outstanding facility. The new credit facility will consist of (i) a $70 million revolving facility that matures three years from the closing of the credit facility, (ii) a $30 million term facility that matures five years from the closing of the credit facility, and (iii) a $25 million letter of credit to back the issuance of a bond to finance the expansion of the Company's fiber extrusion capabilities. The new credit facility is expected to close by June 30, 1997.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Total Revenues. Total revenues increased 17.8% to $86.2 million for the three months ended April 30, 1997 from $73.2 million for the three months ended April 30, 1996. The components of total revenues are discussed below:

         Sales of Floorcovering Products. Sales of floorcovering products increased 26.3% to $71.5 million for the three months ended April 30, 1997 from $56.6 million for the three months ended April 30, 1996. Sales of floorcovering products in company-owned stores increased 25% to $30.5 million for the three months ended April 30, 1997 from $24.4 million for the three months ended April 30, 1996. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisitions of floorcovering retailers and, to a lesser extent, to internal growth. The results of these acquired retailers are not fully reflected in the prior year period, as such acquisitions were made at various times during the year. Sales of manufactured carpet increased 28.5% to $37.9 million for the three months ended April 30, 1997 from $29.5 million for the three months ended April 30, 1996. Unit sales of manufactured carpet increased 40.8% to 6.9 million square yards for the three months ended April 30, 1997 from 4.9 million square yards for the three months ended April 30, 1996. Sales from the Company's two distribution centers amounted to $3.1 million for the three months ended April 30, 1997 and $3.3 million for the three months ended April 30, 1996, largely representing sales to the Company's franchisees.

         Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 23.7% to $7.3 million for the three months ended April 30, 1997 from $5.9 million for the three months ended April 30, 1996. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees, and an expansion of advertising services offered by the Company.

         Fiber and PET Sales. Sales of fiber and Polyethylene terephthalate ("PET") decreased 39.6% to $5.8 million for the three months ended April 30, 1997 from $9.6 million for the three months ended April 30, 1996. Unit sales decreased 6.7% to 15.4 million pounds for the three months ended April 30, 1997 from 16.5 million pounds for the three months ended April 30, 1996. The decrease in unit sales was the net result of a temporary decrease in fiber production to install machinery to increase future fiber production capacity. Unit selling prices declined 35.2% for the three months ended April 30, 1997 compared to the three months ended April 30, 1996, reflecting the comparable decline in raw material costs.

Gross Profit. Gross profit increased 33.5% to $27.1 million for the three months ended April 30, 1997 from $20.3 million for the three months ended April 30, 1996. As a percentage of revenues, gross profit was 31.4% for the three months ended April 30, 1997 compared to 27.7% for the three months ended April 30, 1996. The increase in gross profit as a percentage of revenues is primarily a result of the recognition of lower raw material costs associated with manufacturing operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 19.3% to $20.4 million for the three months ended April 30, 1997 from $17.1 million for the three months ended April 30, 1996. Increases in operating expenses on an absolute basis reflects an overall growth in the size of the Company's operations required to serve the growing retail base as well as increased selling costs at Image related to the addition of 12 new sales people to service newly created territories. As a percentage of revenues, selling, general, and administrative expenses increased to 23.7% for the three months ended April 30, 1997 from 23.4% for the three months ended April 30, 1996.

Interest Expense. Interest expense decreased 12.5% to $1.4 million for the three months ended April 30, 1997 from $1.6 million for the three months ended April 30, 1996 due principally to the Company's applying $47.9 million of proceeds received from an equity offering to its outstanding debt.

Income Tax Expense. The Company recorded income tax expense of $2.1 million for the three months ended April 30, 1997 compared to $0.6 million for the three months ended April 30, 1996. The effective tax rate for the three months ended April 30, 1997 was 39.3%.

Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $3.3 million for the three months ended April 30, 1997 compared to net earnings of $1.2 million for the three months ended April 30, 1996.

Liquidity and Capital Resources

General. The Company's primary capital requirements are for new store openings, investments in the manufacturing operations, working capital, and acquisitions. The Company historically has met its capital requirements through a combination of cash flows from operations, equity transactions, bank lines of credit, and credit terms from suppliers.

         In March 1997, the Board of Directors of the Company authorized management to repurchase up to 1 million shares of common stock of the Company. As of June 9, 1997, the Company had repurchased 877,500 shares of its common stock in the open market for a total of $10 million. These purchases were, and any future purchases will be, financed from borrowings under the Company's revolving credit facility.

Credit Facilities. In connection with the Image merger, the Company established three credit facilities aggregating $125 million (the "Credit Facility"). The Credit Facility consists of (i) a $65 million revolving facility of which $3.3 million was available for borrowings on June 9, 1997 and which matures in August 1999, (ii) a $30 million term facility that matures in December 2001, and (iii) a $30 million term facility that matures in September 2003. On February 23, 1997, the Company paid down the two term facilities with $47.9 million of proceeds received from the issuance of 3.2 million shares of common stock. As of June 9, 1997, the Company had a total of $46.1 million outstanding under the revolving facility and $12 million under the term facilities. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. As of June 9, 1997, the weighted average interest rate on amounts outstanding under the Credit Facility was 8.25%. The Credit Facility contains customary covenants. As of June 9, 1997, the Company was in compliance with all covenants under the Credit Facility.

         On May 26, 1997, the Company signed a commitment letter for a new $125 million credit facility to replace the existing Credit Facility. The new credit facility will consist of (i) a $70 million revolving facility that matures three years from the closing of the credit facility, (ii) a $30 million term facility that matures five years from the closing of the credit facility, and (iii) a $25 million letter of credit to back the issuance of a bond to finance the expansion of the Company's fiber extrusion capabilities. The new credit facility is expected to close by June 30, 1997.

         As of June 9, 1997, the Company also has approximately $1 million of debt outstanding under various term loans at interest rates ranging from 5.9% to 10.5%.

Cash Flows. During the three months ended April 30, 1997, operating activities used $3.3 million compared to cash provided of $1.4 million for the three months ended April 30, 1996. The decrease in cash provided by operating activities resulted primarily from an increase in receivables and inventories. The increase in receivables and inventories was due to higher sales of floorcovering products to franchisees and other carpet retailers.

         During the three months ended April 30, 1997, investing activities used $3.9 million compared to $1 million for the three months ended April 30, 1996. The increase is primarily due to the addition of a new distribution facility and costs associated with a new manufacturing computer system.

         During the three months ended April 30, 1997, financing activities provided cash of $5.1 million compared to a use of $2.1 million in the prior year period. This increase is primarily due to the proceeds received from the issuance of common stock.

Capital Expenditures. The Company anticipates that it will require approximately $40 million in fiscal 1998 to open new Gallery Stores, reconfigure existing CarpetMAX stores, expand its manufacturing capacity, and upgrade its management information systems. The Company expects to open 30 new Gallery Stores in fiscal 1998. The Company estimates that capital expenditures to open a new Gallery Store will average approximately $100,000, net of landlord allowances and supplier participations. Preopening expenses will be approximately $50,000 per store. The actual costs that the Company will incur in opening a new Gallery Store cannot be predicted with precision because the Company has opened only two Gallery Stores and opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions, and the extent of the buildout required at the selected site.

Recent Accounting Pronouncements. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure," both of which become effective for fiscal years beginning after December 15, 1997. SFAS No. 128 changes certain reporting and disclosure requirements for earnings per share. SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Company plans to adopt those statements for the 1998 fiscal year.

Forward-Looking Statements. This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the timing, magnitude and costs of the roll-out of the Gallery Stores; (ii) potential acquisitions by the Company; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's business and growth strategies; and (vi) the declaration and payment of dividends. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such differences.

                    ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K



(A)   Exhibits

      10.13 Employment Agreement dated June 4, 1997 by and between A. J. Nassar and registrant

      11    Statements Regarding Computation of Per Share Earnings

      27    Financial Data Schedule (for SEC use only)


(B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE MAXIM GROUP, INC.


Dated: June 9, 1997         By:   /s/ A. J. Nassar
                                  -------------------------------------
                                  A. J. Nassar, President and
                                  Chief Executive Officer

Dated: June 9, 1997         By:   /s/ Gene Harper
                                  -------------------------------------
                                  Gene Harper, Chief Financial Officer