Form 10-Q
period 1997-07-31
MAXIM GROUP INC /
filed 1997-09-15
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                                QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997


                        COMMISSION FILE NUMBER 1-13099


                             THE MAXIM GROUP, INC.
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                      58-2060334
-------------------------------            -----------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



210 TOWNPARK DRIVE, KENNESAW, GEORGIA                              30144
-----------------------------------------                      ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (770) 590-9369
                                                              ----------------


N/A
-----------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE LAST 90 DAYS.


     YES      X                                 NO
         -----------                               ------------------




INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:


COMMON STOCK, $.001 PAR VALUE                             16,421,321
------------------------------                  --------------------------------
CLASS                                           OUTSTANDING AT SEPTEMBER 8, 1997

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                    THE MAXIM GROUP, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In Thousands, Except Per Share Information)

                                  (Unaudited)



                                                                            July 31,    January 31,
                     Assets                                                   1997         1997
----------------------------------------------------------------          ----------   ------------
Current assets:

Cash and cash equivalents, including restricted cash of $256
 at July 31, 1997 and $621 at January 31, 1997                            $  4,925     $  6,439
Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $352 at July 31, 1997
 and $328 at January 31, 1997                                                2,474        2,070
Trade accounts receivable, net of allowance for doubtful
 accounts of $1,582 at July 31, 1997 and $1,380 at
 January 31, 1997                                                           49,974       43,487
Accounts receivable from officers and employees                                899        1,195
Current portion of notes receivable from franchisees and
 related parties, net of allowance for doubtful accounts of
 $351 at July 31, 1997 and $351 at January 31, 1997                          1,233        1,034
Inventories                                                                 47,168       42,148
Refundable income taxes                                                        976        1,311
Deferred income taxes                                                        2,870        3,859
Prepaid expenses                                                             3,555        2,526

                                                                          --------     --------
Total current assets                                                       114,074      104,069

Property and equipment, net                                                107,332      101,403

Franchise license fees receivable, less current portion, net of allowance for doubtful accounts of $240 at July 31, 1997
 and $210 at January 31, 1997                                                1,345        1,349

Notes receivable from franchisees, less current portion                      2,503          477

Intangible assets, net of accumulated amortization of $1,314
 at July 31, 1997 and $1,232 at January 31, 1997                            13,943       10,204

Other assets                                                                 4,997        2,171
                                                                          --------     --------
                                                                          $244,194     $219,673
                                                                          ========     ========


    See accompanying notes to condensed consolidated financial statements.

                    THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 (In Thousands, Except Per Share Information)

                                  (Unaudited)




                                                                July 31,    January 31,
             Liabilities And Stockholders' Equity                 1997         1997
---------------------------------------------------------      ---------   ------------
Current liabilities:
Current portion of long-term debt                              $  2,743      $  2,532
Current portion of capital lease obligations                        521           537
Rebates payable to franchisees                                    3,761         3,471
Accounts payable                                                 20,604        23,583
Accrued expenses                                                 13,437        12,232
Deferred revenue                                                  2,613           967
Deposits                                                          2,809         2,460
                                                               --------      --------
    Total current liabilities                                    46,488        45,782

Long-term debt, less current portion                             65,247        91,100

Capital lease obligations, less current portion                   1,884         2,120

Deferred taxes                                                    6,820         4,517
                                                               --------      --------
    Total liabilities                                           120,439       143,519
                                                               --------      --------
Commitments and contingencies (Note 5)

Stockholders' equity:

Preferred stock, $.001 par value; 1,000 shares
 authorized, no shares issued or outstanding                          -            -

Common stock, $.001 par value; 25,000 shares authorized,
 16,407 shares issued and outstanding at July 31, 1997 and
 12,800 shares issued and outstanding at January 31, 1997            16            13

Additional paid-in capital                                      112,824        62,124

Treasury stock, at cost; 952,000 shares                         (10,938)            0

Retained earnings                                                21,853        14,017
                                                               --------      --------
Total stockholders' equity                                      123,755        76,154
                                                               --------      --------
                                                               $244,194      $219,673
                                                               ========      ========


See accompanying notes to condensed consolidated financial statements.

                    THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                 (In Thousands, Except Per Share Information)

                                  (Unaudited)




                                                    Three Months Ended
                                              ---------------------------------
                                               July 31,                July 31,
                                                 1997                   1996
                                              ---------              ----------
Revenues:

Sales of floorcovering products                 $ 76,881              $ 60,789

Fiber and PET sales                                6,741                 7,552

Fees from franchise services                       7,292                 7,150
Other                                              1,329                   590
                                                --------             ---------
    Total revenues                                92,243                76,081

Cost of sales                                     63,071                55,672
                                                --------             ---------
    Gross profit                                  29,172                20,409

Selling, general, and administrative expenses    (20,725)              (19,134)

Interest income                                      131                   178

Interest expense                                  (1,262)               (1,605)

Other                                                 49                   174
                                                --------             ---------
    Earnings before income taxes                   7,365                    22

Income tax expense                                 2,780                    14
                                                --------             ---------
    Net earnings                                $  4,585             $       8
                                                ========             =========

Earnings per common and common equivalent share $   0.28             $    0.00
                                                ========             =========

Weighted average number of common and common
 equivalent shares outstanding                    16,615                13,782
                                                ========             =========


See accompanying notes to condensed consolidated financial statements.

                    THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                 (In Thousands, Except Per Share Information)

                                  (Unaudited)



                                                          Six Months Ended
                                                 --------------------------------
                                                  July 31,               July 31,
                                                    1997                   1996
                                                 ---------             ----------
Revenues:
  Sales of floorcovering products                 $148,371              $117,414
  Fiber and PET sales                               12,513                17,167
  Fees from franchise services                      14,573                13,062
  Other                                              3,011                 1,680
                                                  --------              --------
      Total revenues                               178,468               149,323

Cost of sales                                      122,226               108,630
                                                  --------              --------
      Gross profit                                  56,242                40,693

Selling, general, and administrative expenses      (41,163)              (36,259)

Interest income                                        225                   311

Interest expense                                    (2,663)               (3,213)

Other                                                   84                   258
                                                  --------              --------
    Earnings before income taxes                    12,725                 1,790

Income tax expense                                   4,889                   630
                                                  --------              --------
    Net earnings                                  $  7,836              $  1,160
                                                  ========              ========

Earnings per common and common equivalent share   $   0.47              $   0.08
                                                  ========              ========

Weighted average number of common and common
 equivalent shares outstanding                      16,623                13,696
                                                  ========              ========


See accompanying notes to condensed consolidated financial statements.

                    THE MAXIM GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (In Thousands, Except Per Share Information)

                                  (Unaudited)

                                                                          Six Months Ended
                                                                 -----------------------------------
                                                                   July 31,                July 31,
                                                                     1997                    1996
                                                                 -------------          ------------
Cash flows from operating activities:
 Net earnings                                                      $  7,836                 $  1,160
                                                                  ---------                ---------
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                      5,845                    5,595
   Deferred income taxes                                              3,293                       80
   Changes in assets and liabilities:
    Increase in receivables                                          (8,557)                  (4,564)
    (Increase) decrease in inventories                               (4,884)                   5,203
    Decrease in refundable income taxes                                 334                      799
    Increase in prepaid expenses and other assets                    (3,847)                  (2,514)
    Increase in rebates and accounts payable, accrued expenses,
     deferred revenue, and deposits                                     411                    2,574
                                                                  ---------                ---------
      Total adjustments                                              (7,405)                   7,173
                                                                  ---------                ---------
      Net cash provided by operating activities                         431                    8,333
                                                                  ---------                ---------
Cash flows from investing activities:
 Capital expenditures                                               (11,837)                  (7,111)
 Acquisitions, net of cash acquired                                    (977)                      --
                                                                  ---------                ---------
     Net cash used in investing activities                          (12,814)                  (7,111)
                                                                  ---------                ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net                         47,240                       --
 Proceeds from exercise of options, net                                 463                      922
 Purchase of treasury stock                                         (10,938)                    (336)
 Net repayments of long-term debt                                   (25,642)                  (2,307)
 Principal payments on capital lease obligations                       (254)                    (244)
                                                                  ---------                ---------
     Net cash provided by (used in) financing activities             10,869                   (1,965)
                                                                  ---------                ---------
Net decrease in cash                                                 (1,514)                    (743)
Cash, beginning of period                                             6,439                    4,207
                                                                  ---------                ---------
Cash, end of period                                                $  4,925                 $  3,464
                                                                  =========                =========
Supplemental disclosures of cash flow information:
 Cash paid during period for:
   Interest                                                        $  4,067                 $  3,184
                                                                  =========                =========

   Income taxes                                                    $  1,346                 $    450
                                                                  =========                =========
Supplemental disclosure of noncash investing and financing
  activities:
   Common stock issued in connection with acquisitions             $  3,000                 $      0
                                                                  =========                =========

See accompanying notes to condensed consolidated financial statements.

                    THE MAXIM GROUP, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (In Thousands, Except Per Share Information)

                                  (Unaudited)


1.   Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Maxim Group Inc. (the "Company") 1997 Form 10-K as filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements give retroactive effect to the merger of a wholly-owned subsidiary of the Company and Image Industries, Inc. ("Image") on August 30, 1996, which was accounted for as a pooling of interests.

     The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal years and interim periods ending after December 15, 1997. The Company has not evaluated the impact of this pronouncement on its results of operations.

2.   Inventories

     Inventories consisted of the following (in thousands):

                                     July 31,               January 31,
                                       1997                    1997
                                   -----------             ------------


Raw materials                         $ 9,753                 $ 9,097
Work in process                         3,703                   3,271
Finished goods                         33,712                  29,780
                                      -------                 -------
                                      $47,168                 $42,148
                                      =======                 =======


3.  Related-Party Transactions

    Certain of the directors own franchises which utilize the services of the Company. Trade accounts receivable at July 31, 1997 and January 31, 1997 include amounts due from these affiliated companies of $30 and $21, respectively. In addition, rebates payable to franchisees at July 31, 1997 and January 31, 1997 include amounts due to director-owned franchisees of $54 and $81, respectively.

    Included in fees from brokering floorcovering products for the three-month periods ended July 31, 1997 and 1996 is $73 and $12, respectively, and $164 and $27 for the six month periods ended July 31, 1997 and 1996, respectively, earned from services provided to these affiliated franchisees. Included in advertising revenue for the three month periods ended July 31, 1997 and 1996 is $49 and $64, respectively, and $99 and $75 for the six month periods ended July 31, 1997 and 1996, respectively, earned from services purchased by affiliated franchisees. Sales to affiliated franchisees of floorcovering products for the three month periods ended July 31, 1997 and 1996 was $2 and $8, respectively, and $2 and $25 for the six month periods ended July 31, 1997 and 1996, respectively.

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

As of July 31, 1997, Mr. Nassar had a demand note payable to the Company for $750, accruing interest at the prime rate.

4. Acquisitions

Effective May 1, 1997, the Company acquired Tri-R of Orlando, Inc. (d.b.a. The Flooring Center), which is engaged in the sale and installation of floorcoverings and related items in Orlando, Florida. The acquisition has been reflected on a purchase basis of accounting at a price of approximately $3,968, consisting of a cash payment of $968 and the issuance of $3,000 in stock. In addition to the consideration received at closing, the shareholders of The Flooring Center may receive cash or additional shares of common stock of the Company based upon the profitability of the acquired company during the three year period ending January 31, 2000.

In March 1997, the Company issued a nonbinding letter of intent to acquire McSwain Carpets, Inc. ("McSwain Carpets") of Cincinnati, Ohio, which operates 17 stores in the Cincinnati, Dayton, Columbus, and Toledo, Ohio areas. The acquisition is expected to close by September 30, 1997.

5. Credit Facility

On May 26, 1997, the Company signed a commitment letter for a $130,000 Credit Facility to replace the outstanding facility. The new credit facility will consist of (i) a $70,000 revolving facility that matures three years from the closing of the credit facility, (ii) a $29,000 term facility that matures five years from the closing of the credit facility, and (iii) a $31,000 letter of credit to back the issuance of a loan to finance the expansion of the Company's fiber extrusion capabilities. The new credit facility was closed on August 26, 1997.

ITEM 2


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF


                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Total Revenues. Total revenues increased 21.2% to $92.2 million for the three months ended July 31, 1997 from $76.1 million for the three months ended July 31, 1996. Total revenues increased 19.6% to $178.5 million for the six months ended July 31, 1997 from $149.3 million reported in the prior year period. The components of total revenues are discussed below:


     Sales of Floorcovering Products. Sales of floorcovering products increased 26.5% to $76.9 million for the three months ended July 31, 1997 from $60.8 million for the three months ended July 31, 1996 and increased 26.4% to $148.4 for the six months ended July 31, 1997 from $117.4 million in the prior year period. Sales of floorcovering products in Company-owned stores increased 42.2% to $36.4 million for the three months ended July 31, 1997 from $25.6 million for the three months ended July 31, 1996 and increased 33.8% to $66.9 million for the six months ended July 31, 1997 from $50.0 million in the prior year period. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisitions of floorcovering retailers and, to a lesser extent, to internal growth.
     The results of these acquired retailers are not fully reflected in the prior year periods, as such acquisitions were made at various times during the year. Sales of manufactured carpet increased 17.9% to $37.5 million for the three months ended July 31, 1997 from $31.8 million for the three months ended July 31, 1996 and increased 23.0% to $75.4 million for the six months ended July 31, 1997 from $61.3 million in the prior year period. Unit sales of manufactured carpet increased 17.0% to 6.2 million square yards for the three months ended July 31, 1997 from 5.3 million square yards for the three months ended July 31, 1996 and increased 25.5% to 12.8 million square yards for the six months ended July 31, 1997 from 10.2 million square yards in the prior year period. Sales from the Company's two distribution centers amounted to $3.0 million for the three months ended July 31, 1997 and $3.4 million for the three months ended July 31, 1996, and $6.1 million for each of the six months ended July 31, 1997 and 1996, largely representing sales to the Company's franchisees.

     Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 1.4% to $7.3 million for the three months ended July 31, 1997 from $7.2 million for the three months ended July 31, 1996 and increased 11.5% to $14.6 for the six months ended July 31, 1997 from $13.1 million in the prior year period. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees greater utilization of advertising and other services offered to franchisees and an expansion of advertising services offered by the Company.

     Fiber and PET Sales. Sales of fiber and polyethylene terephthalate ("PET") decreased 11.8% to $6.7 million for the three months ended July 31, 1997 from $7.6 million for the three months ended July 31, 1996 and decreased 27.3% to $12.5 million for the six months ended July 31, 1997 from $17.2 million in the prior year period, due to a 30.0% decline in the average selling price per pound of fiber and PET sales for the six months ended July 31, 1997 compared to the prior year period. Unit sales increased 18.6% to 17.2 million pounds for the three months ended July 31, 1997 from 14.5 million pounds for the three months ended July 31, 1996 and increased 4.8% to 32.6 million pounds for the six months ended July 31, 1997 from 31.1 million pounds in the prior year period.

Gross Profit. Gross profit increased 43.1% to $29.2 million for the three months ended July 31, 1997 from $20.4 million for the three months ended July 31, 1996 and increased 38.1% to $56.2 million for the six months ended July 31, 1997 from $40.7 million in the prior year period. As a percentage of total revenues, gross profit was 31.6% for the three months ended July 31, 1997 compared to 26.8% for the three months ended July 31, 1996 and 31.5% for the six months ended July 31, 1997 compared to 27.3% in the prior year period. Contributing to the increase in gross profit as a percentage of total revenues was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floorcovering products and a significantly lower cost of raw materials at Image.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.4% to $20.7 million for the three months ended July 31, 1997 from $19.1 million for the three months ended July 31, 1996 and increased 13.5% to $41.2 million for the six months ended July 31, 1997 from $36.3 million in the prior year period. Increases in operating expenses on an absolute basis reflects an overall growth in the size of the Company's operations required to serve the growing retail base, as well as increased selling costs at Image related to the addition of 12 new sales people to service newly created territories. As a percentage of total revenues, selling, general and administrative expenses decreased to 22.5% for the three months ended July 31, 1997 from 25.1% for the three months ended July 31, 1996 and decreased to 23.1% for the six months ended July 31, 1997 from 24.3% for the prior year period as a result of spreading fixed costs over a larger revenue base.

Interest Expense, Net. Net interest expense decreased 20.7% to $1.1 million for the three months ended July 31, 1997 from $1.4 million for the three months ended July 31, 1996 and decreased 17.2% to $2.4 million for the six months ended July 31, 1997 from $2.9 million in the prior year period due principally to a reduction in debt of approximately $48.0 million with the net proceeds from a public offering in February 1997.

Income Tax Expense. The Company recorded income tax expense of $2.8 million for the three months ended July 31, 1997 compared to $14,000 for the three months ended July 31, 1996 and $4.9 million for the six months ended July 31, 1997 compared to $630,000 in the prior year period. The increase in income tax expense is due to higher net income for the three and six month periods ended July 31, 1997, as compared to the prior year periods. The effective tax rate for the six months ended July 31, 1997 was 38.4%.

Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $4.6 million for the three months ended July 31, 1997 compared to net earnings of $8,000 for the three months ended July 31, 1996 and $7.8 million for the six months ended July 31, 1997 compared to $1.2 million in the prior year period.


Liquidity and Capital Resources


General. The Company's primary capital requirements are for new store openings, investments in the manufacturing operations, working capital and acquisitions. The Company historically has met its capital requirements through a combination of cash flow from operations, net proceeds from the sale of the Company's common stock, bank lines of credit, and standard payment terms from suppliers.


     In March 1997, the Board of Directors of the Company authorized management to repurchase up to 1.0 million shares of common stock of the Company. As of September 8, 1997, the Company had repurchased 952,000 shares of its common stock in the open market for a total of $10.9 million. These purchases were, and any future purchases will be, financed from borrowings under the Company's revolving credit facility.


Credit Facilities. On August 26, 1997, the Company established a credit facility (the "Credit Facility") providing for aggregate commitments of $130.0 million. The Credit Facility consists of (i) a $70.0 million revolving credit facility of which $22.6 million was available for borrowings on August 31, 1997, and which matures in August 2000, (ii) a $29.0 million term loan that matures in December 2002, and (iii) a $31.0 million special purpose letter of credit for use as a credit support for the Summerville Loan (as defined below) to be used to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia, that matures in September 2017. As of August 31, 1997, the Company had a total of $47.4 million outstanding under the revolving facility and $29.0 million outstanding under the term loan. No amounts have been drawn on the letter of credit. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. As of August 31, 1997, the weighted average interest rate on amounts outstanding under the Credit Facility was 6.0%. The Credit Facility contains customary covenants. As of the date hereof, the Company was in compliance with, or obtained waivers of all violations of, all covenants under the Credit Facility.

Summerville Loan. It is anticipated that The Development Authority of the
City of Summerville, Georgia (the "Authority") will issue Exempt Facility Revenue Bonds in an aggregate principal amount of $30.0 million (the
"Facility Revenue Bonds"). The Authority will loan (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance, in whole or in part, the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Summerville Loan will be made pursuant to a loan agreement, dated as of September 1, 1997 (the "Loan Agreement"), under which Image will deliver to the Authority its promissory note in the principal amount of $30.0 milion, dated as of September 1, 1997. The Facility Revenue Bonds and the interest thereon are special, limited obligations of the Authority payable solely from the revenues and income derived from the Loan Agreement, which revenues and income have been pledged and assigned by Image to secure payment thereof, and funds which may be drawn under the special purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature on September 1, 2017 and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan will equal the interest rate on the Facility Revenue Bonds. It is anticipated that the Facility Revenue Bonds and the extension of the Summerville Loan will occur by the end of September 1997.

Other Debt. As of August 31, 1997, the Company also had approximately $1.3 million of debt outstanding under various term loans at interest rates ranging from 6.0% to 13.0%.

In connection with the acquisition of McSwain Carpets, the Company will assume approximately $2.0 million of existing debt. The Company anticipates refinancing this indebtedness with borrowings under the Credit Facility.

Cash Flows. During the six months ended July 31, 1997, operating activities provided $431,000 compared to $8.3 million for the six months ended July 31, 1996. The decrease in cash provided by operating activities resulted primarily from an increase in inventories and accounts receivable. The increase in inventories and accounts receivable was partially due to higher sales of floorcovering products to franchisees and other carpet retailers. Also contributing was an increase in accounts payable and accrued expenses relating to construction in progress.

During the six months ended July 31, 1997, investing activities used $12.8 million compared to $7.1 million for the six months ended July 31, 1996. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations and the purchase of a carpet retailer.

During the six months ended July 31, 1997, financing activities provided cash of $10.9 million compared to cash used of $2.0 million in the six months ended July 31, 1996. This increase is primarily due to proceeds received from the issuance of common stock in a public offering.

Capital Expenditures. The Company anticipates that it will require approximately $85 million for the remainder of fiscal 1998 and in fiscal 1999 to (i) open 66 new CarpetMAX Flooring Idea Gallery(TM) stores ("Gallery Stores") (assuming 60% of such stores will be located on Company-owned property and the remainder on leased property), (ii) reconfigure three existing CarpetMAX(R) stores, (iii) expand its manufacturing capacity and (iv) upgrade its management information systems. The Company estimates that capital expenditures to open a new Gallery store at a leased location will average approximately $100,000, net of supplier participations and landlord allowances, which average approximately $75,000 per store. The Company estimates that capital expenditures to open a Company-owned location will average approximately $1.0 million, net of supplier participations. Pre-opening expenses will be approximately $50,000 per store. The actual costs that the Company will incur in opening a new Gallery store cannot be predicted with precision because the opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions and the extent of the build-out required at the selected site. The Company anticipates that it will require approximately $36 million during the remainder of fiscal 1998 and in fiscal 1999 for capital expenditures at Image, including approximately $29 million associated with the expansion of Image's polyester fiber production capacity. The total cost of this project is expected to be approximately $30 million during the remainder of fiscal 1998 and fiscal 1999.

The Company believes that borrowings under the Credit Facility, the Summerville Loan and cash flows from operating activities will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations through fiscal 1999. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced or, if so, whether it can be refinanced on terms acceptable to the Company. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.


Accounting Pronouncements


In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for fiscal years and interim periods ending after December 15, 1997. The Company has not evaluated the impact of this pronouncement on its results of operations.

Forward-Looking Statements

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the timing, magnitude and costs of the roll-out of the Gallery stores; (ii) potential acquisitions by the Company; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; and (v) the Company's business and growth strategies. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such differences.

PART II--OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

On July 16, 1997, the Company issued an aggregate of 267,142 shares of Common Stock to the shareholders of Tri-R of Orlando, Inc. in connection with the acquisition of Tri-R of Orlando, Inc. by the Company.

     All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transaction and no commissions were paid.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits


10.23 Credit Agreement dated as of August 26, 1997 between the Company, certain of its subsidiaries, the Lenders named therein, First Union National Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent, and Fleet National Bank as Co-Agent regarding $130.0 million Credit Facility.

   11  Statements Regarding Computation of Per Share Earnings

   27  Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE MAXIM GROUP, INC.


Dated: September 15, 1997          By: /s/ A. J. Nassar
                                       -------------------------------------
                                       A. J. Nassar, President and Chief
                                       Executive Officer

Dated: September 15, 1997          By: /s/ Gene Harper
                                       -------------------------------------
                                       Gene Harper, Chief Financial Officer