Form 10-K405/A
period 1997-01-31
MAXIM GROUP INC /
filed 1997-10-09
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ----------------
                                 FORM 10-K/A
                               Amendment No. 1
                               ----------------
        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended January 31, 1997

                         ------------------------------

                          Commission File No. 1-13099

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

           Common Stock, $.001 par value - New York Stock Exchange
           -------------------------------------------------------

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

                     Quarterly Financial Data (unaudited)

                                                 First             Second              Third        Fourth
                                                Quarter            Quarter            Quarter       Quarter
                                               -------------------------------------------------------------
                                                                        (in thousands)
Year ended January 31, 1997

Maxim net sales                                $33,655             $36,438            $38,110        $38,438
Image net sales                                 39,587              39,643             44,029         38,821
                                               -------------------------------------------------------------
Total Company net sales                         73,242              76,081             82,139         77,259
                                               -------------------------------------------------------------

Maxim gross profit                              13,643              13,320             13,991         13,426
Image gross profit                               6,641               7,088              9,845          9,477
                                               -------------------------------------------------------------
Total Company gross profit                      20,284              20,408             23,836         22,903
                                               -------------------------------------------------------------

Maxim net earnings (loss)                        1,007                 (92)            (2,171)           521
Image net earnings (loss)                          145                 100              1,059          1,576
                                               -------------------------------------------------------------
Total Company net earnings (loss)                1,152                   8             (1,112)(b)      2,097
                                               -------------------------------------------------------------

Maxim net earnings (loss) per share               0.07               (0.01)             (0.16)          0.04
Image net earnings (loss) per share               0.01                0.01               0.08           0.11
                                               -------------------------------------------------------------
Total Company net earnings (loss) per share       0.08                0.00              (0.08)          0.15
                                               -------------------------------------------------------------

Ten months ended January 31, 1996

Maxim net sales                                $27,989             $31,849            $31,364        $ 8,088
Image net sales                                 35,565              37,337             50,775         12,981
                                               -------------------------------------------------------------
Total Company net sales                         63,554              69,186             82,139         21,069
                                               -------------------------------------------------------------

Maxim gross profit                              11,974              13,681             13,181          1,646
Image gross profit                               8,722               6,965              7,350          2,309
                                               -------------------------------------------------------------
Total Company gross profit                      20,696              20,646             20,531          3,955
                                               -------------------------------------------------------------

Maxim net earnings (loss)                          919               1,212                418         (9,823)
Image net earnings                               1,676                 655                661             37
                                               -------------------------------------------------------------
Total Company net earnings (loss)                2,595               1,867              1,079         (9,786)(a)
                                               -------------------------------------------------------------

Maxim net earnings (loss) per share               0.07                0.09               0.03          (0.73)
Image net earnings per share                      0.12                0.05               0.05           0.00
                                               -------------------------------------------------------------
Total Company net earnings (loss) per share       0.19                0.14               0.08          (0.73)
                                               -------------------------------------------------------------

(a)  Includes goodwill impairment charge of $6.6 million (pre-tax)
(b)  Includes merger related costs of $4.7 million (pre-tax)

                                   SIGNATURES

         In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report (Amendment No.
1) to be signed on its behalf by the undersigned, in the City of Kennesaw, State of Georgia on October 9, 1997.

                             THE MAXIM GROUP, INC.


                             By: /s/ A. J. Nassar
                                 -------------------------------------
                                 A.J. Nassar
                                 President and Chief Executive Officer