Form 10-K/A
period 1997-01-31
MAXIM GROUP INC /
filed 1997-10-14
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A



                               AMENDMENT NO. 2 TO
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934



                   For the fiscal year ended January 31, 1997



                        COMMISSION FILE NUMBER  1-13099



                             THE MAXIM GROUP, INC.

______________________________________________________________________________

             (Exact name of registrant as specified in its charter)

     DELAWARE                                           58-2060334
-------------------------------------------------------------------------------

  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

  210 TownPark Drive, Kennesaw, Georgia                          30144
------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (770) 590-9369
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:              Name on each exchange on which registered:
Common Stock, $.001 par value                 New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.001 par value
     -----------------------------
           (Title of class)

The undersigned Registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1997, as set forth below:


     Part IV, Item 13(a) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to The Maxim Group 401(k) Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended March 31, 1997, in accordance with Rule 15d-21.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE MAXIM GROUP, INC.

                                 By: /S/A. J. Nassar
                                 -------------------
                                 Name:  A.J. Nassar

                                 Title:  President and Chief Executive Officer

 Date: October 10, 1997

                                                                   EXHIBIT 99


Information required by Form 11-K with respect to The Maxim Group 401(k) Plan for the fiscal year ended March 31, 1997:

    1. The following financial statements prepared in accordance with the financial reporting requirements of ERISA include the following:

    a.  Report of Independent Public Accountants
    b. Statement of Net Assets Available for Benefits, with Fund Information, as of March 31, 1997
    c. Statement of Net Assets Available for Benefits, with Fund Information, as of March 31, 1996
    d. Statement of Changes in Net Assets Available for Benefits, with Fund Information, for the Year Ended March 31, 1997
    e.  Notes to Financial Statements and Schedules
    f.  Schedule I: Schedule of Assets Held for Investment Purposes March 31,
        1997
    g.  Schedule II: Schedule of Reportable Transactions Year Ended March 31,
        1997


    2.  Exhibits


    a.  Consent of Independent Public Accountants--Arthur Andersen LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE BOARD OF DIRECTORS OF
THE MAXIM GROUP, INC.:


We have audited the accompanying statements of net assets available for benefits, with fund information, of THE MAXIM GROUP 401(K) PLAN as of March 31, 1997 and 1996 and the related statement of changes in net assets available for benefits, with fund information, for the year ended March 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of The Maxim Group 401(k) Plan as of March 31, 1997 and 1996 and the changes in net assets available for benefits for the year ended March 31, 1997 in conformity with generally accepted accounting principles.


Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and the fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As explained in the notes thereto, information presented in the schedules of assets held for investment purposes and reportable transactions does not contain the historical cost of certain investments. Disclosure of this information is required by the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.

/s/ Arthur Andersen LLP

Atlanta, Georgia
October 10, 1997

                          THE MAXIM GROUP 401(K) PLAN


     STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                 MARCH 31, 1997





                                                                             FUND INFORMATION
                                                   -------------------------------------------------------------------------------
                                                                                            FEDERAL                   RETIREMENT
                                                     THE MAXIM                  GLOBAL     SECURITIES                PRESERVATION
                                                    GROUP, INC.     GROWTH    ALLOCATION     TRUST       CAPITAL        TRUST
                                                    STOCK FUND       FUND        FUND         FUND        FUND          FUND
                                                   ------------   ----------  ----------   ----------   ---------    ------------
INVESTMENTS:
  At fair value:
   The Maxim Group, Inc. common stock               $1,595,670    $        0   $       0    $       0   $      0      $         0
   Mutual funds                                              0     1,192,835     690,345      141,250    679,851                0
   Money market fund                                         0             0           0            0          0                0
  At contract value:
   Collective trust                                          0             0           0            0          0          399,442
   Loans to participants                                     0             0           0            0          0                0
                                                    ----------    ----------    --------     --------   --------         --------
       Total investments                             1,595,670     1,192,835     690,345      141,250    679,851          399,442
                                                    ----------    ----------    --------     --------   --------         --------

OTHER ASSETS:
 Participant contributions receivable                        0             0           0            0          0                0
 Employer contributions receivable                           0             0           0            0          0                0
 Accrued investment income                                   0             0           0            0          0                0
 Due from broker                                             0             0           0            0          0                0
                                                    ----------    ----------    --------     --------   --------         --------
         Total other assets                                  0             0           0            0          0                0
                                                    ----------    ----------    --------     --------   --------         --------
NET ASSETS AVAILABLE FOR BENEFITS                   $1,595,670    $1,192,835    $690,345     $141,250   $679,851         $399,442
                                                    ==========    ==========    ========     ========   ========         ========


                                                                  FUND INFORMATION
                                        ------------------------------------------------------------------
                                          QUEST FOR
                                           VALUE                     AIM EQUITY    EMERGING
                                        OPPORTUNITY  INTERNATIONAL  CONSTELLATION   GROWTH    PARTICIPANTS'
                                           FUND       EQUITY FUND       FUND         FUND        LOANS       OTHER       TOTAL
                                       ------------  -------------  ------------- ---------    ---------   ---------   ----------
INVESTMENTS:
  At fair value:
   The Maxim Group, Inc. common stock    $        0    $        0   $       0      $       0   $      0   $       0    $1,595,670
   Mutual funds                               2,853        11,194       7,074         12,135          0           0     2,737,537
   Money market fund                              0             0           0              0          0     313,575       313,575
  At contract value:
   Collective trust                               0             0           0              0          0           0       399,442
   Loans to participants                          0             0           0              0    105,675           0       105,675
                                         ----------    ----------    --------       --------   --------    --------    ----------
       Total investments                      2,853        11,194       7,074         12,135    105,675     313,575     5,151,899
                                         ----------    ----------    --------       --------   --------    --------    ----------

OTHER ASSETS:
 Participant contributions receivable             0             0           0              0          0      64,739        64,739
 Employer contributions receivable                0             0           0              0          0      12,274        12,274
 Accrued investment income                        0             0           0              0          0         596           596
 Due from broker                                  0             0           0              0          0      30,620        30,620
                                         ----------    ----------    --------       --------   --------    --------    ----------
         Total other assets                       0             0           0              0          0     108,229       108,229
                                         ----------    ----------    --------       --------   --------    --------    ----------
NET ASSETS AVAILABLE FOR BENEFITS        $    2,853    $   11,194    $  7,074       $ 12,135   $105,675    $421,804    $5,260,128
                                         ==========    ==========    ========       ========   ========    ========    ==========




         The accompanying notes are an integral part of this statement.

                          THE MAXIM GROUP 401(k) PLAN


     STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                MARCH 31, 1996




                                                                       FUND INFORMATION
                                                -----------------------------------------------------------------
                                                                                            FEDERAL
                                                THE MAXIM                     GLOBAL      SECURITIES
                                                GROUP, INC.     GROWTH      ALLOCATION      TRUST        CAPITAL
                                                STOCK FUND       FUND         FUND           FUND         FUND
                                                ----------     --------     ----------    ----------    ---------
ASSETS:
  Investments, at fair value:
    The Maxim Group, Inc. common stock          $1,567,274     $      0      $      0      $     0       $      0
    Mutual funds                                         0      671,602       588,130       91,653        629,770
    Money market fund                                    0            0             0            0              0
  Investments, at contract value:
    Loans to participants                                0            0             0            0              0
    Collective trust                                     0            0             0            0              0
                                                ----------     --------      --------      -------       --------
      Total investments                          1,567,274      671,602       588,130       91,653        629,770
  Cash                                                   0            0             0            0              0
  Accrued interest                                       0            0             0            0              0
  Contributions receivable from participants             0            0             0            0              0
  Contributions receivable from employer                 0            0             0            0              0
                                                ----------     --------      --------      -------       --------
      Total assets                               1,567,274      671,602       588,130       91,653        629,770

LIABILITIES:
  Due to broker for securities purchased              (131)      22,409        14,139        3,558         14,198
                                                ----------     --------      --------      -------       --------
NET ASSETS AVAILABLE FOR BENEFITS               $1,567,405     $649,193      $573,991      $88,095       $615,572
                                                ==========     ========      ========      =======       ========

                                                    FUND INFORMATION
                                               --------------------------
                                                RETIREMENT
                                               PRESERVATION
                                                  TRUST     PARTICIPANTS'
                                                  FUND           LOANS        OTHER          TOTAL
                                               -----------  ------------     --------      ---------
ASSETS:
  Investments, at fair value:
    The Maxim Group, Inc. common stock            $      0      $     0      $      0      $1,567,274
    Mutual funds                                         0            0             0       1,981,155
    Money market fund                                    0            0       494,967         494,967
  Investments, at contract value:
    Loans to participants                                0       94,645             0          94,645
    Collective trust                               362,513            0             0         362,513
                                                  --------      -------      --------      ----------
      Total investments                            362,513       94,645       494,967       4,500,554
  Cash                                                   0            0        85,625          85,625
  Accrued interest                                       0            0           351             351
  Contributions receivable from participants             0            0        92,500          92,500
  Contributions receivable from employer                 0            0        18,750          18,750
                                                  --------      -------      --------      ----------
      Total assets                                 362,513       94,645       692,193       4,697,780

LIABILITIES:
  Due to broker for securities purchased             3,218            0             0          57,391
                                                  --------      -------      --------      ----------
NET ASSETS AVAILABLE FOR BENEFITS                 $359,295      $94,645      $692,193      $4,640,389
                                                  ========      =======      ========      ==========



         The accompanying notes are an integral part of this statement.

                          THE MAXIM GROUP 401(K) PLAN


      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND
                                  INFORMATION

                       FOR THE YEAR ENDED MARCH 31, 1997

                                                                               PARTICIPANT-DIRECTED
                                                        ---------------------------------------------------------------
                                                                                              FEDERAL
                                                        THE MAXIM                GLOBAL      SECURITIES
                                                        GROUP, INC.    GROWTH   ALLOCATION     TRUST       CAPITAL
                                                        STOCK FUND      FUND       FUND         FUND         FUND
                                                        ----------     -------  ----------   ----------    -------
ADDITIONS:
Participant contributions:
   Deferrals                                           $  244,119   $  237,500    $142,177    $ 34,384     $153,653
   Rollovers from other plans                              14,225       16,802      10,075       2,484       11,282
                                                       ----------   ----------    --------    --------     --------
       Total participant contributions                    258,344      254,302     152,252      36,868      164,935
                                                       ----------   ----------    --------    --------     --------
 Employer contributions                                    48,548       45,285      28,030       6,584       31,321
                                                       ----------   ----------    --------    --------     --------
Investment income:
   Dividends                                                    0       82,146      60,143       8,331       65,414
                                                       ----------   ----------    --------    --------     --------

   Net appreciation (depreciation) in fair value of
    investments                                           192,028      126,561       9,245      (2,857)        (139)
                                                       ----------   ----------    --------    --------     --------
       TOTAL INVESTMENT INCOME                            192,028      208,707      69,388       5,474       65,275
                                                       ----------   ----------    --------    --------     --------
       TOTAL ADDITIONS                                    498,920      508,294     249,670      48,926      261,531
                                                       ----------   ----------    --------    --------     --------

DEDUCTIONS:
 Benefits paid to participants                           (398,608)    (138,665)   (164,060)    (56,204)    (239,333)
                                                       ----------   ----------    --------    --------     --------
LOANS ISSUED TO PARTICIPANTS                               (6,417)     (15,321)     (8,559)       (234)      (5,182)
                                                       ----------   ----------    --------    --------     --------
LOAN PRINCIPAL PAYMENTS                                    11,805        5,208       3,394           0        1,405
                                                       ----------   ----------    --------    --------     --------
INTERFUND TRANSFERS                                       (77,435)     184,126      35,909      60,667       45,858
                                                       ----------   ----------    --------    --------     --------
NET INCREASE (DECREASE)                                    28,265      543,642     116,354      53,155       64,279
                                                       ----------   ----------    --------    --------     --------
NET ASSETS AVAILABLE FOR BENEFITS
 Beginning of the year                                  1,567,405      649,193     573,991      88,095      615,572
                                                       ----------   ----------    --------    --------     --------
 End of the year                                       $1,595,670   $1,192,835    $690,345    $141,250     $679,851
                                                       ==========   ==========    ========    ========     ========

                                                                                 PARTICIPANT-DIRECTED
                                                       -------------------------------------------------------------------------
                                                        RETIREMENT
                                                        PRESERVATION                                                  EMERGING
                                                         TRUST        OPPORTUNITY   INTERNATIONAL    CONSTELLATION     GROWTH
                                                          FUND        VALUE FUND     EQUITY FUND         FUND           FUND
                                                        ------------  -----------   -------------    -------------    ---------
ADDITIONS:
Participant contributions:
   Deferrals                                             $ 35,158       $  730        $   295         $   773         $ 1,868
   Rollovers from other plans                              10,012          840         10,549           2,513          11,095
                                                         --------       ------        -------         -------         -------
       Total participant contributions                     45,170        1,570         10,844           3,286          12,963
                                                         --------       ------        -------         -------         -------
 Employer contributions                                    10,224          148             71             150             333
                                                         --------       ------        -------         -------         -------
Investment income:
   Dividends                                               17,448            0            476              41               0

   Net appreciation (depreciation) in fair value of
    investments                                                 0          (83)          (204)           (735)         (1,265)
                                                         --------       ------        -------         -------         -------
       TOTAL INVESTMENT INCOME                             17,448          (83)           272            (694)         (1,265)
                                                         --------       ------        -------         -------         -------
       TOTAL ADDITIONS                                     72,842        1,635         11,187           2,742          12,031
                                                         --------       ------        -------         -------         -------
DEDUCTIONS:
 Benefits paid to participants                           (311,623)           0              0               0               0
                                                         --------       ------        -------         -------         -------
LOANS ISSUED TO PARTICIPANTS                                    0            0              0               0               0
                                                         --------       ------        -------         -------         -------
LOAN PRINCIPAL PAYMENTS                                         0          104              7               0             104
                                                         --------       ------        -------         -------         -------
INTERFUND TRANSFERS                                       278,928        1,114              0           4,332               0
                                                         --------       ------        -------         -------         -------
NET INCREASE (DECREASE)                                    40,147        2,853         11,194           7,074          12,135

NET ASSETS AVAILABLE FOR BENEFITS
 Beginning of the year                                    359,295            0              0               0               0
                                                         --------       ------        -------         -------         -------
 End of the year                                         $399,442       $2,853        $11,194          $7,074         $12,135
                                                         ========       ======        =======         =======         =======

                                                       PARTICIPANT-DIRECTED
                                                       --------------------

                                                       PARTICIPANTS'
                                                          LOANS                 OTHER              TOTAL
                                                       -------------          ---------          ----------
ADDITIONS:
Participant contributions:
   Deferrals                                             $                   $ (27,761)            $  822,896
   Rollovers from other plans                                   0                5,235                 95,112
                                                         --------            ---------             ----------
       Total participant contributions                          0              (22,526)               918,008
                                                         --------            ---------             ----------
 Employer contributions                                         0               (6,476)               164,218
                                                         --------            ---------             ----------
Investment income:
   Dividends                                                    0               79,715                313,714
                                                         --------            ---------             ----------
   Net appreciation (depreciation) in fair value of
    investments                                                 0                    0                322,551
                                                         --------            ---------             ----------
       TOTAL INVESTMENT INCOME                                  0               79,715                636,265
                                                         --------            ---------             ----------
       TOTAL ADDITIONS                                          0               50,713              1,718,491
                                                         --------            ---------             ----------

DEDUCTIONS:
 Benefits paid to participants                             (2,656)             212,397             (1,098,752)
                                                         --------            ---------             ----------
LOANS ISSUED TO PARTICIPANTS                               35,713                    0                      0
                                                         --------            ---------             ----------
LOAN PRINCIPAL PAYMENTS                                   (22,027)                   0                      0
                                                         --------            ---------             ----------
INTERFUND TRANSFERS                                             0             (533,499)                     0
                                                         --------            ---------             ----------
NET INCREASE (DECREASE)                                    11,030             (270,389)               619,739
                                                         --------            ---------             ----------
NET ASSETS AVAILABLE FOR BENEFITS
 Beginning of the year                                     94,645              692,193              4,640,389
                                                         --------            ---------             ----------
 End of the year                                         $105,675            $ 421,804             $5,260,128
                                                         ========            =========             ==========

The accompanying notes are an integral part of this statement.

                          THE MAXIM GROUP 401(K) PLAN

                  NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

                            MARCH 31, 1997 AND 1996


 1. DESCRIPTION OF PLAN

   The following description of The Maxim Group 401(k) Plan (the "Plan") is provided for general informational purposes only. Participants should refer to the plan document for more complete information.


   GENERAL

   The Plan is a defined contribution plan covering substantially all employees of The Maxim Group, Inc. and its wholly owned subsidiaries (the "Company"). Employees are eligible to participate in the Plan after completing one year of service. Plan entry dates are the first day of each calendar quarter. The Plan was adopted effective April 1, 1994 and is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended.

   Effective April 1, 1997, the Plan was amended to change plan entry dates to the first day of each month.


   CONTRIBUTIONS

   Participants can elect to contribute up to 20% of their pretax salaries to the Plan subject to certain limitations of the Internal Revenue Code. The Company may provide discretionary matching contributions up to 25% of the first 6% of compensation that a participant defers as a pretax contribution. For 1997 and 1996, the Company matched at this rate.


   PARTICIPANT ACCOUNTS

   Each participant's account is credited with the participant's contribution, the Company's matching contribution, and an allocation of investment earnings. Investment earnings are allocated to participants based on proportionate account balances in individual investment funds.


   VESTING

   Participants are 100% vested in their own contributions. After one year of employment, participants vest ratably over five years in the Company's matching contributions, such that they become fully vested after six years of service.

   Participants become fully vested upon death, disability, or reaching normal
   (65) or early retirement age (55).

   PLAN TERMINATION


   Although the Company has not expressed any intent to do so, it has the right to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event the Plan terminates, each participant shall become fully vested in his/her account balance as of the termination date.


   ADMINISTRATIVE EXPENSES


   Administrative expenses of the Plan are paid by the Company.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   BASIS OF PRESENTATION


   The accompanying financial statements have been prepared on the accrual basis of accounting.


   INVESTMENTS


   Investments are recorded primarily at fair value as determined by quotations of national securities exchanges. Purchases and sales of investment securities are recorded on a trade date basis. The average cost method is used in determining the cost of investments sold.

   American Institute of Certified Public Accountants Statement of Position, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans," permits reporting of investment contracts that are fully benefit-responsive at contract value. The Plan's investment in the Merrill Lynch Retirement Preservation Trust, a collective trust which invests in guaranteed investment contracts, is fully benefit-responsive and is presented at contract value in the accompanying statements of net assets available for benefits, with fund information.

3. INVESTMENTS


   The following investments represent 5% or more of the Plan's net assets as of March 31, 1997 and 1996:

                                                                                  1997          1996
                                                                              ----------     ----------

The Maxim Group, Inc. common stock                                            $1,595,670     $1,567,274

Mutual funds administered by Merrill Lynch:
 Growth Fund (Class D and Class B, respectively)                               1,192,835        671,602

 Global Allocation Fund (Class D and Class B, respectively)                      690,345        588,130

 Capital Fund (Class D and Class B, respectively)                                679,851        629,770

Other funds administered by Merrill Lynch:
 Retirement Preservation Trust                                                   399,442        362,513

 CMA Money Fund                                                                  313,575        494,967


   The net appreciation in fair value of investments, by type of investment, for the year ended March 31, 1997 is as follows:


                Common stock                            $192,028
                Mutual funds                             130,523
                                                        --------
                                                        $322,551
                                                        ========

4. FEDERAL INCOME TAXES


   The Plan received a favorable determination letter from the Internal Revenue Service on November 1, 1995 stating that the Plan was designed in accordance with applicable Internal Revenue Code requirements. The Plan has been amended since receiving the letter; however, the plan administrator believes that the Plan is currently designed and is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the plan administrator believes that the Plan was qualified and the related trust tax-exempt as of March 31, 1997 and 1996.

                                                                      SCHEDULE I

                          THE MAXIM GROUP 401(K) PLAN


           ITEM 27A--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                 MARCH 31, 1997

                                                                    NUMBER
                                                                  OF SHARES/                       CURRENT
                 DESCRIPTION OF INVESTMENT                          UNITS           COST            VALUE
-----------------------------------------------------             ----------     ----------      ----------
    COMMON STOCK:
*   The Maxim Group, Inc.                                           120,428           (a)        $1,595,670

    MUTUAL FUNDS:
*   Merrill Lynch Growth Fund (Class D shares)                       45,563      $1,145,116       1,192,835
*   Merrill Lynch Global Allocation Fund (Class D shares)            46,771         702,022         690,345
*   Merrill Lynch Federal Securities Trust Fund (Class D
    shares)                                                          15,027         142,911         141,250
*   Merrill Lynch Capital Fund (Class D shares)                      21,693         664,821         679,851
*   Merrill Lynch Retirement Preservation Trust                     399,442         399,442         399,442
*   Merrill Lynch International Equity Fund (Class D
    shares)                                                             963          11,399          11,194
    MFS Emerging Growth Fund (Class A shares)                           416          13,401          12,135
    Oppenheimer Quest Funds--Opportunity Value Fund
    (Class A shares)                                                     94           2,937           2,853
    AIM CONSTELLATION FUND (Retail A Shares)                            300           7,809           7,074
*   CMA Money Fund                                                  313,575         313,575         313,575

    OTHER:
*   Loans to participants, with interest rates ranging
    from 9% to 9.5%                                                    N/A          105,675        105,675
                                                                                                ----------
                                                                                                $5,151,899
                                                                                                ==========

                        *Represents a party in interest.


          (a) Historical cost information is unable to be provided due to the nature of the custodian's record-keeping system. This amount has been intentionally omitted.


         The accompanying notes are an integral part of this schedule.

                                                                     SCHEDULE II

                          THE MAXIM GROUP 401(K) PLAN


               ITEM 27D--SCHEDULE OF REPORTABLE TRANSACTIONS (a)

                       FOR THE YEAR ENDED MARCH 31, 1997

                                                                                                    SALES
                                                          PURCHASES          ----------------------------------------------
                                                   ------------------------                                          NET
                                                     NUMBER OF                 NUMBER OF                SELLING      GAIN
             DESCRIPTION OF ASSETS                 TRANSACTIONS     COST     TRANSACTIONS     COST       PRICE      (LOSS)
  -----------------------------------------------  ------------  ----------  ------------  ----------  ----------  --------
  COMMON STOCK:
*   The Maxim Group, Inc. common stock                  80       $1,926,308       94           (b)     $  885,938     (b)

  MUTUAL FUNDS:
*   Merrill Lynch Growth Fund--Class B                  25          163,064       42       $  769,967     906,330  $136,363

*   Merrill Lynch Global Allocation Fund--Class B       18          119,909       39          662,083     729,825    67,742

*   Merrill Lynch Capital Fund--Class B                 21          154,847       42          732,978     768,079    35,101

*   Merrill Lynch Retirement Preservation Trust        267          537,969       33          501,040     501,040         0

*   Merrill Lynch Growth Fund--Class D                  54        1,246,020       38          100,904     108,083     7,179

*   Merrill Lynch Global Allocation Fund--Class D       60          759,643       34           57,621      56,757      (864)

*   Merrill Lynch Capital Fund--Class D                 47          706,313       26           41,492      42,863     1,371

  MONEY MARKET FUND:
*   CMA Money Fund                                      73        1,788,841       79        2,283,308   2,283,808         0

----------------
                       * Represents a party in interest.

(a) Represents a transaction or a series of transactions in excess of 5% of the current value of plan assets as of the beginning of the year.

(b) In accordance with the Department of Labor Rules and Regulations for Reporting and Disclosure, the cost presented should be the historical cost of the assets. However, the custodian is unable to provide these amounts due to the nature of its record-keeping system. These amounts have been intentionally omitted.


         The accompanying notes are an integral part of this schedule.

                              S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan has caused this annual report to be signed on the 10th day of October, 1997, by the undersigned thereunto duly authorized.

                                 THE MAXIM GROUP, INC. 401(k) PLAN


                                 By:  /s/ Thomas P. Leahey
                                      ---------------------------------
                                      Thomas P. Leahey
                                      Executive Vice President, Finance
                                      (Plan Administrator)



                                      -18