Form 10-Q
period 1997-10-31
MAXIM GROUP INC /
filed 1997-12-15
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                 For the Quarterly Period Ended October 31, 1997

                         Commission File Number 1-13099


                              THE MAXIM GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        58-2060334
---------------------------------------    ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


210 Town Park Drive, Kennesaw, Georgia                           30144
---------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (770) 590-9369
                                                         ----------------------

N/A
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

         Yes        X                         No
             -----------------                   ----------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, $.001 par value                        16,627,781
--------------------------------------        ---------------------------------
             Class                             Outstanding at December 8, 1997

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)

                                                                                October 31,     January 31,
                                      Assets                                       1997            1997
------------------------------------------------------------------------------  -----------    ------------
Current assets:
   Cash and cash equivalents                                                    $    41,226     $     6,439
   Current portion of franchise license fees receivable, net of allowance for for doubtful accounts of $315 at October 31, 1997 and $328 at
     January 31, 1997                                                                 2,701           2,070
   Trade accounts receivable, net of allowance for doubtful accounts of
     $1,848 at October 31, 1997 and $1,380 at January 31, 1997                       56,890          43,487
   Accounts receivable from officers and employees                                    1,348           1,195
   Current portion of notes receivable from franchisees and related parties, net of allowance for doubtful accounts of $337 at
     October 31, 1997 and $351 at January 31, 1997                                    1,086           1,034
   Inventories                                                                       48,050          42,148
   Refundable income taxes                                                              526           1,311
   Deferred income taxes                                                              3,470           3,859
   Prepaid expenses                                                                   4,117           2,526
                                                                                -----------    ------------
            Total current assets                                                    159,414         104,069

Property and equipment, net                                                         119,876         101,403

Franchise license fees receivable, less current portion, net of allowance for doubtful accounts of $240 at October 31, 1997 and $210 at
   January 31, 1997                                                                   1,217           1,349

Notes receivable from franchisees, less current portion                               5,562             477

Intangible assets, net of accumulated amortization of $1,553 at
   October 31, 1997 and $1,232 at January 31, 1997                                   14,215          10,204

Other assets                                                                          3,564           2,171
                                                                                -----------    ------------
                                                                                $   303,848    $    219,673
                                                                                ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                  October 31,    January 31,
            Liabilities And Stockholders' Equity                     1997          1997
-------------------------------------------------------------     -----------   ------------
Current liabilities:
  Current portion of long-term debt                               $       675   $      2,532
  Current portion of capital lease obligations                            482            537
  Rebates payable to franchisees                                        3,231          3,471
  Accounts payable                                                     22,524         23,583
  Accrued expenses                                                     14,693         12,232
  Deferred revenue                                                      2,126            967
  Deposits                                                              3,142          2,460
                                                                  -----------   ------------
         Total current liabilities                                     46,873         45,782

Long-term debt, less current portion (Notes 5 and 7)                  126,156         91,100

Capital lease obligations, less current portion                         1,586          2,120

Deferred taxes                                                          3,649          4,517
                                                                  -----------   ------------
         Total liabilities                                            178,264        143,519
                                                                  -----------   ------------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000 shares authorized, no
    shares issued or outstanding                                           --             --

  Common stock, $.001 par value; 25,000 shares authorized,
    16,614 shares issued and outstanding at October 31, 1997
    and 12,800 shares outstanding at January 31,
    1997                                                                   17             13
    Additional paid-in capital                                        113,360         62,124
    Treasury stock, at cost; 1,162 shares                             (14,043)            --
    Retained earnings                                                  26,250         14,017
                                                                  -----------   ------------
         Total stockholders' equity                                   125,584         76,154
                                                                  -----------   ------------
                                                                  $   303,848   $    219,673
                                                                  ===========   ============

     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                       Three Months Ended
                                                                   --------------------------
                                                                    October 31,   October 31,
                                                                       1996          1997
                                                                   ------------   -----------
Revenues:
  Sales of floorcovering products                                  $     81,017   $    68,108
  Fiber and PET sales                                                     7,213         6,829
  Fees from franchise services                                            8,695         6,622
  Other                                                                   1,403           580
                                                                   ------------   -----------
           Total revenues                                                98,328        82,139

Cost of sales                                                            66,852        58,303
                                                                   ------------   -----------
           Gross profit                                                  31,476        23,836

Selling, general, and administrative expenses                           (21,655)      (17,845)

Interest income                                                             212           141

Interest expense                                                         (1,589)       (1,827)

Acquisition costs--Image pooling                                             --        (4,700)

Other                                                                       208           167
                                                                   ------------   -----------
                                                                          8,652          (228)
           Earnings (loss) before income taxes and extraordinary
              charge

Income tax expense                                                         3,470          884

Extraordinary charge--early retirement of debt, net of income tax
  benefit                                                                    785           --
                                                                   -------------  -----------
           Net earnings (loss)                                     $       4,397  $    (1,112)
                                                                   =============  ===========

Per common and common equivalent share:

  Earnings (loss) before extraordinary charge                      $         .31  $     (0.08)
  Extraordinary charge                                                      (.05)          --
                                                                   -------------  -----------
           Net earnings (loss)                                     $         .26  $     (0.08)
                                                                   =============  ===========
Weighted average number of common and common equivalent shares
  outstanding                                                             16,922       13,426
                                                                   =============  ===========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                  ---------------------------
                                                                                  October 31,     October 31,
                                                                                     1997           1996
                                                                                  -----------     -----------
Revenues:

   Sales of floorcovering products                                                $   229,388     $   185,735
   Fiber and PET sales                                                                 19,726          24,504
   Fees from franchise services                                                        23,268          19,684
   Other                                                                                4,414           1,539
                                                                                  -----------     -----------
            Total revenues                                                            276,796         231,462

Cost of sales                                                                         189,078         166,934
                                                                                  -----------     -----------
            Gross profit                                                               87,718          64,528

Selling, general, and administrative expenses                                         (62,818)        (54,103)

Interest income                                                                           437             452

Interest expense                                                                       (4,252)         (5,040)

Acquisition costs--Image pooling                                                           --          (4,700)

Other                                                                                     292             425
                                                                                  -----------     -----------
            Earnings before income taxes and extraordinary charge                      21,377           1,562

Income tax expense                                                                      8,359          1 ,514

Extraordinary charge--early retirement of debt, net of income tax benefit                 785              --
                                                                                  -----------     -----------
            Net earnings                                                          $    12,233     $        48
                                                                                  ===========     ===========
Per common and common equivalent share:
    Earnings before extraordinary charge                                          $       .78     $      0.00
    Extraordinary charge                                                                 (.05)             --
                                                                                  -----------     -----------
            Net earnings                                                          $       .73     $      0.00
                                                                                  ===========     ===========
Weighted average number of common and common equivalent shares
    outstanding                                                                        16,723          13,791
                                                                                  ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                     -------------------------
                                                                                     October 31,   October 31,
                                                                                        1997          1996
                                                                                     -----------   -----------
Cash flows from operating activities:
  Net earnings                                                                       $    12,233   $        48
                                                                                     -----------   -----------
  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                       8,722         7,974
       Deferred income taxes                                                                (479)          195
       Changes in assets and liabilities:
         Increase in receivables                                                         (18,934)      (10,683)
         (Increase) decrease in inventories                                               (2,975)       10,737
         Decrease in refundable income taxes                                                 784           422
         Increase in prepaid expenses and other assets                                    (5,766)       (2,223)
         Increase in rebates and accounts payable, accrued expenses, deferred
            revenue, and deposits                                                          2,903         6,756
                                                                                     -----------   -----------
               Total adjustments                                                         (15,745)       13,178
                                                                                     -----------   -----------
               Net cash (used in) provided by operating activities                        (3,512)       13,226
                                                                                     -----------   -----------
Cash flows from investing activities:
  Capital expenditures                                                                   (26,769)      (11,461)
  Acquisitions, net of cash acquired                                                      (1,738)         (946)
                                                                                     -----------   -----------
               Net cash used in investing activities                                     (28,507)      (12,407)
                                                                                     -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                             47,240            --
  Proceeds from exercise of options, net                                                   1,000           922
  Purchase of treasury stock                                                             (14,043)         (336)
  Net proceeds from issuance (repayments) of debt                                         33,199           (86)
  Principal payments on capital lease obligations                                           (590)         (380)
                                                                                     -----------   -----------
                Net cash provided by financing activities                                 66,806           120
                                                                                     -----------   -----------
Net increase in cash                                                                      34,787           939


Cash, beginning of period                                                                  6,439         4,207
                                                                                     -----------   -----------
Cash, end of period                                                                  $    41,226   $     5,146
                                                                                     ===========   ===========


Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                                                         $    4,283    $     5,094
                                                                                     ===========   ===========

    Income taxes                                                                     $    3,312    $       219
                                                                                     ===========   ===========
Supplemental disclosure of noncash investing and financing activities:
   Common stock issued in connection with acquisitions                               $    3,000    $        --
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


  2.  Inventories

      Inventories consisted of the following (in thousands):


                                         October 31,       January 31,
                                            1997              1997
                                         -----------       -----------
           Raw materials                 $    11,214       $     9,097
           Work in process                     4,621             3,271
           Finished goods                     32,215            29,780
                                         -----------       -----------
                                         $    48,050       $    42,148
                                         ===========       ===========

  3.  Related-Party Transactions

      Certain of the directors own franchises which utilize the services of the Company. Trade accounts receivable at October 31, 1997 and January 31, 1997 include amounts due from these affiliated companies of $9 thousand and $21 thousand, respectively. In addition, rebates payable to franchisees at October 31, 1997 and January 31, 1997 include amounts due to director-owned franchisees of $99 thousand and $81 thousand, respectively.

      Included in fees from brokering floorcovering products for the three-month periods ended October 31, 1997 and 1996 is $68 thousand and $69 thousand, respectively, and $227 thousand and $96 thousand for the nine-month periods ended October 31, 1997 and 1996, respectively, earned from services provided to these affiliated franchisees. Included in advertising revenue for the three-month periods ended October 31, 1997 and 1996 is $8 thousand and $0, respectively, and $107 thousand and $75 thousand for the nine-month periods ended October 31, 1997 and 1996, respectively, earned from services purchased by affiliated franchisees. Sales to affiliated franchisees of floorcovering products for the three-month periods ended October 31, 1997 and 1996 was $0 and $98 thousand, respectively, and $200 thousand and $123 thousand for the nine-month periods ended October 31, 1997 and 1996, respectively.

      In August 1995, the Company loaned $821 thousand to Kevodrew Realty, Inc. ("Kevodrew"), a company controlled by A. J. Nassar, the president and chief executive officer of the Company, which loan bears interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center is a company-owned store, which has entered into a five-year lease agreement with Kevodrew providing for annual lease payments of $89 thousand.

      As of October 31, 1997, Mr. Nassar had a note payable to the Company for $1 million, accruing interest at 8%. The note will be repaid in five annual installments of $200 thousand per year (plus accrued interest) commencing March 1, 1998.


  4.  Acquisitions

      Effective May 1, 1997, the Company acquired Tri-R of Orlando, Inc. (d.b.a. The Flooring Center), which is engaged in the sale and installation of floorcoverings and related items in Orlando, Florida. The acquisition has been reflected on a purchase basis of accounting at a price of approximately $4 million, consisting of a cash payment of $968 thousand, and the issuance of up to $3 million in stock. In addition to the consideration received at closing, the shareholders of The Flooring Center may receive cash or additional shares of common stock of the Company based upon the profitability of the acquired company during the three-year period ending July 31, 2000. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition, resulting in goodwill of approximately $3.8 million which will be amortized over a 20-year period. The allocation has been based on preliminary estimates and studies which may be revised at a later date.

  5.  Credit Facility

      On August 26, 1997, as amended on September 24, 1997, the Company closed on a $130 million Credit Facility to replace the outstanding facility. The new credit facility consists of (i) a $50 million revolving facility that matures three years from the closing of the credit facility, (ii) a $29 million term facility that matures five years from the closing of the credit facility, and (iii) a $31 million letter of credit to back the issuance of a bond to finance the expansion of the Company's fiber extrusion capabilities. There were no borrowings outstanding under the Credit Facility as of October 31, 1997.


  6.  Extraordinary Charge

      The extraordinary charge recorded for the three months ended October 31, 1997 resulted from the write-off of unamortized financing fees associated with the former revolving credit facility, which was replaced with a new credit facility on August 26, 1997. The resultant one-time charge amounted to $.8 million, net of an income tax benefit of $.5 million.


7.    Issuance of Senior Subordinated Notes

      On October 16, 1997, the Company completed the sale of $100 million of 9 1/4% Senior Subordinated Notes ("Notes") due 2007 to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933. The net proceeds to the Company from the offering of the Notes were approximately $96 million, net of an issue discount and fees and related costs. The Company used the net proceeds from the offering of the Notes to repay all borrowings outstanding under its revolving credit agreements of approximately $82.7 million and for general corporate purposes, including capital expenditures. Pending application of the $13.3 million of net proceeds to be used for general corporate purposes, the Company has invested such proceeds in an interest-bearing account.

      Each of the Company's subsidiaries have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Total Revenues. Total revenues increased 19.7% to $98.3 million for the three months ended October 31, 1997 from $82.1 million for the three months ended October 31, 1996. Total revenues increased 19.6% to $276.8 million for the nine months ended October 31, 1997 from $231.5 million reported in the prior year period. The components of total revenues are discussed below:

         Sales of Floorcovering Products. Sales of floorcovering products increased 19.0% to $81.0 million for the three months ended October 31, 1997 from $68.1 million for the three months ended October 31, 1996 and increased 23.9% to $229.4 for the nine-months ended October 31, 1997 from $185.7 million in the prior year period. Sales of floorcovering products in company-owned stores increased 22.6% to $36.3 million for the three months ended October 31, 1997 from $29.6 million for the three months ended October 31, 1996 and increased 22.5% to $103.2 million for the nine-months ended October 31, 1997 from $84.3 million in the prior year period. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisitions of floorcovering retailers and, to a lesser extent, to increased same-store sales. The results of these acquired retailers are not fully reflected in the prior year periods, as such acquisitions were made at various times during the year. Sales of manufactured carpet increased 8.7% to $40.5 million for the three months ended October 31, 1997 from $37.2 million for the three months ended
         October 31, 1996 and increased 17.1% to $115.8 million for the nine-months ended October 31, 1997 from $98.8 million in the prior year period. Unit sales of manufactured carpet increased 15.6% to
         7.2 million square yards for the three months ended October 31, 1997 from 6.2 million square yards for the three months ended October 31, 1996 and increased 22.0% to 20.0 million square yards for the nine-months ended October 31, 1997 from 16.4 million square yards in the prior year period. Sales from the Company's two distribution centers amounted to $4.2 million for the three months ended October 31, 1997 compared to $2.7 million for the three months ended October 31, 1996, and $10.7 million for the nine-months ended October 31, 1997 compared to $8.8 million in the prior year period, largely representing sales to the Company's franchisees.

         Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 31.3% to $8.7 million for the three months ended October 31, 1997 from $6.6 million for the three months ended October 31, 1996 and increased 18.2% to $23.3 for the nine-months ended October 31, 1997 from $19.7 million in the prior year period. This increase was attributable to increases in brokering activity generated from new

         CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees, and an expansion of advertising services offered by the Company.

         Fiber and PET Sales. Sales of fiber and polyethylene terephthalate ("PET") increased 5.9% to $7.2 million for the three months ended October 31, 1997 from $6.8 million for the three months ended
         October 31, 1996 and decreased 19.6% to $19.7 million for the nine months ended October 31, 1997 from $24.5 million in the prior year period. Unit sales increased 27.4% to 16.9 million pounds for the three months ended October 31, 1997 from 13.2 million pounds for the three months ended October 31, 1996 and increased 11.7% to 49.5 million pounds for the nine months ended October 31, 1997 from 44.3 million pounds in the prior year period. The unit sales increase was the net result of an increase in PET sales, partially offset by a decline in fiber sales, as additional pounds of fiber were allocated to carpet manufacturing. The average selling price per pound of fiber and PET over the nine months ended October 31, 1997 declined by 25.0% compared to the prior year period, resulting in lower revenue despite higher shipments during the period.

Gross Profit. Gross profit increased 32.1% to $31.5 million for the three months ended October 31, 1997 from $23.8 million for the three months ended October 31, 1996 and increased 35.9% to $87.7 million for the nine month period from $64.5 million in the prior year period. As a percentage of total revenue, gross profit was 32.0% for the three months ended October 31, 1997 compared to 29.0% for the three months ended October 31, 1996 and 31.7% for the nine-months ended October 31, 1997 compared to 27.9% in the prior year period. Contributing to the increase in gross profit as a percentage of total revenue was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floor covering products and a significantly lower cost of raw materials at Image.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 21.4% to $21.7 million for the three months ended October 31, 1997 from $17.8 million for the three months ended October 31, 1996 and increased 16.1% to $62.8 million for the nine months ended October 31, 1997 from $54.1 million in the prior year period. Increases in operating expenses on an absolute basis reflects an overall growth in the size of the Company's operations required to serve the growing retail base as well as increased selling costs at Image related to the addition of 12 new sales people to service newly created territories. As a percentage of total revenue, selling, general, and administrative expenses increased to 22.0% for the three months ended October 31, 1997 from 21.7% for the three months ended October 31, 1996 and decreased to 22.7% from 23.4% for the nine-months ended October 31, 1997 from the prior year period as a result of spreading fixed costs over a larger revenue base.

Interest Expense, Net. Net interest expense decreased 18.4% to $1.4 million for the three months ended October 31, 1997 from $1.7 million for the three months ended October 31, 1996 and decreased 16.7% to $3.8 million for the nine-months ended October 31, 1997 from $4.6 million in the prior year period due principally to a reduction in debt of approximately $48.0 million with the net proceeds from a public offering in February 1997.

Income Tax Expense. The Company recorded income tax expense of $3.5 million for the three months ended October 31, 1997 compared to $.9 million for the three months ended October 31,

1996 and $8.4 million for the nine-months ended October 31, 1997 compared to $1.5 million in the prior year period. The increase in income tax expense is due to higher net income for the three and nine month periods ended October 31, 1997, as compared to the prior year periods. The effective tax rate for the nine months ended October 31, 1997 was 39.1%.

Extraordinary Charge. The extraordinary charge recorded in the three months ended October 31, 1997 resulted from the write-off of unamortized financing fees associated with the former revolving credit facility which was replaced with a new credit facility on August 26, 1997. The resultant one time charge amounted to $.8 million, net of an income tax benefit of $.5 million.

Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $4.4 million for the three months ended October 31, 1997 compared to a net loss of $1.1 million for the three months ended October 31, 1996 and net earnings of $12.2 million for the nine-months ended October 31, 1997 compared to $48 thousand in the prior year period.

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

In March 1997, the Board of Directors of the Company authorized management to repurchase up to 1 million shares of common stock of the Company and in October 1997 the Board authorized an increase to 2 million shares. As of December 8, 1997, the Company had repurchased 1,221,000 shares of its common stock in the open market for a total of $14.9 million. These purchases were financed from borrowings under the Company's revolving credit facility and the proceeds from the senior subordinated notes offering.

Credit Facilities. On August 26, 1997, the Company established a credit facility (the "Credit Facility") providing for aggregate commitments of $130.0 million. The Credit Facility consists of (i) a $70.0 million revolving credit facility of which $70.0 million was available for borrowings on December 8, 1997, and which matures in August 2000, (ii) a $29.0 million term loan that matures in December 2002, and (iii) a $31.0 million special purpose letter of credit for use as a credit support for the Summerville Loan (as defined below) to be used to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia, that matures in September 2017. In October 1997, the commitments under the revolving Credit Facility were permanently reduced to $50 million. As of December 8, 1997, the Company had no outstanding borrowings under the revolving facility or the term loan. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. The Credit Facility contains customary covenants. As of the date hereof, the Company was in compliance with, or obtained waivers of all violations of, all covenants under the Credit Facility.

Summerville Loan. Effective September 1, 1997, the Development Authority of the City of Summerville, Georgia (the "Authority") issued exempt Facility Revenue Bonds in an aggregate principal amount of $30 million (the "Facility Revenue Bonds"). On September 17, 1997, the

Authority loaned (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Summerville Loan was made pursuant to a loan agreement, dated as of September 1, 1997 (the "Loan Agreement"), under which Image delivered to the Authority its promissory note in the principal amount of $30 million, dated as of September 1, 1997. The Facility Revenue Bonds and the interest thereon are special, limited obligations of the Authority payable solely from the revenues and income derived from the Loan Agreement, which revenues and income have been pledged and assigned by Image to secure payment thereof, and funds which may be drawn under the special purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature of September 1, 2017 and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan equals the interest rate on the Facility Revenue Bonds.

Senior Subordinated Notes. On October 16, 1997, the Company completed the sale of $100 million of 9 1/4% Senior Subordinated Notes due 2007 to institutional buyers. The Company used the net proceeds to repay all borrowings outstanding under its credit facility and for general corporate purposes, including working capital to fund the Company's retail expansion and for potential acquisitions.

Cash Flows. During the nine months ended October 31, 1997, operating activities used $3.5 million compared to $13.2 million provided by operating activities for the nine months ended October 31, 1996. The decrease in cash provided by operating activities resulted primarily from an increase in inventories and accounts receivable. The increase in inventories and accounts receivable was partially due to higher sales of floorcovering products to franchisees and other carpet retailers.

During the nine months ended October 31, 1997, investing activities used
$28.5 million compared to $12.4 million for the nine months ended October 31, 1996. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations, the purchase of carpet retailers, and the purchase of real estate for the expansion of retail stores.

During the nine months ended October 31, 1997, financing activities provided cash of $66.8 million compared to cash provided of $.1 million in the nine months ended October 31, 1996. This increase is primarily due to proceeds received from the issuance of common stock in a public offering and the issuance of Senior Subordinated Notes.

Capital Expenditures. The Company anticipates that it will require approximately $85 million for the remainder of fiscal 1998 and in fiscal 1999 to (i) open 60 new CarpetMAX Flooring Idea Gallery(TM) stores ("Gallery Stores") (assuming 60% of such stores will be located on company-owned property and the remainder on leased property), (ii) reconfigure three existing CarpetMAX(TM) stores, (iii) expand its manufacturing capacity, and (iv) upgrade its management information systems. The Company estimates that capital expenditures to open a new Gallery store at a leased location will average approximately $100,000, net of supplier participations and landlord allowances, which average approximately $75,000 per store. The Company estimates that capital expenditures to open a company-owned location will average approximately $1 million, net of supplier participations. Preopening expenses will be approximately $50,000 per store. The actual costs that the Company will incur in opening a new Gallery store cannot be predicted with precision because the opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions and the extent of the build-out required at the selected site. The Company anticipates that it will require approximately $36 million during the remainder of fiscal 1998 and in fiscal 1999 for capital expenditures at Image, including approximately $29 million associated with the expansion of Image's polyester fiber production capacity. The total cost of this project is expected to be approximately $30 million during the remainder of fiscal 1998 and fiscal 1999.

The Company believes that borrowings under the Credit Facility, the Summerville Loan, and cash flows from operating activities will be adequate to meet the Company's working capital needs, planned capital expenditures, and debt service obligations through fiscal 1999. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced or, if so, whether it can be refinanced on terms acceptable to the Company. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring, or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

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

                           PART II--OTHER INFORMATION


           ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



On July 25, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's board of directors for a term of three years and until their successors are elected and have qualified: J. Michael Nixon and Herb Wolk. The number of votes cast for and against the election of each nominee for director was as follows:

                               DIRECTOR         FOR          AGAINST
                          -----------------   ---------     ---------
                          J. Michael Nixon    9,764,276        420
                          Herb Wolk           9,764,276        420


In addition, the Company's shareholders approved an amendment to the Company's 1993 Stock Option Plan, to increase the number of shares available for grant thereunder from 2,000,000 shares to 3,000,000 shares. The number of votes cast in favor of adoption of the amendment to the 1993 Stock Option Plan was 5,754,690 and the number of votes cast against adoption of the amendment was 109,827. There were 3,900,179 abstentions and broker non-votes.

                           PART II--OTHER INFORMATION

                    ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K



(A)   Exhibits

      11       Statements Regarding Computation of Per Share Earnings

      27       Financial Data Schedule (for SEC use only)


(B)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended October 31, 1997--(i) Current Report on Form 8-K dated September 25, 1997 (reporting the Company's intention to make a private offering of $100 million of Senior Subordinated Notes due 2007 to qualified institutional buyers), (ii) Current Report on Form 8-K dated October 16, 1997 (reporting the Company's completion of the sale of $100 million of 9 1/4% Senior Subordinated Notes due 2007 to qualified institutional buyers).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MAXIM GROUP, INC.

Dated: December 15, 1997              By:  /s/ A. J. Nassar
                                           ---------------------------------------------------
                                           A. J. Nassar, President and Chief Executive Officer

Dated: December 15, 1997              By:  /s/ Gene Harper
                                           ---------------------------------------------------
                                           Gene Harper, Chief Financial Officer