Form 10-K
period 1998-01-31
MAXIM GROUP INC /
filed 1998-05-01
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended January 31, 1998

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

      Common Stock, $.001 par value              New York Stock Exchange, Inc.
9-1/4% Senior Subordinated Notes Due 2007        New York Stock Exchange, Inc.
-----------------------------------------       -------------------------------
        (Title of each class)                   (Name of each exchange on which
                                                           registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (10,727,683 shares) on April 15, 1998 was approximately $193,000,000 based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on April 15, 1998. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of April 15, 1998: 16,306,360 shares of $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the timing, magnitude and costs of the roll-out of the CarpetMax Flooring Idea Gallery(TM) stores;(ii) potential acquisitions by the Company; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; and (v) the Company's business and growth strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among others, factors that could adversely affect actual results and performance include local and regional economic conditions in the areas served by the Company, the level of customer spending for floorcovering products, competition among floorcovering retailers and carpet manufacturers, changes in merchandise mixes, site selection and related traffic and demographic patterns, inventory management and turnover levels, realization of cost savings, and the Company's success in integrating recent and potential future acquisitions. The accompanying information contained in this Report, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in the Company's Securities Act filings, identifies important additional factors that could adversely affect actual results and performance. Prospective investors are urged to carefully consider such factors.

         All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements.

ITEM 1.  BUSINESS.

         The Maxim Group, Inc. (the "Company") operates and franchises one of the largest floorcovering distribution networks in North America through two retail floorcovering concepts: CarpetMAX(R), a full-service floorcovering store format, and Georgia Carpet OutletsTM ("GCO(R)"), a cash-and-carry discount floorcovering store format. In addition, the Company, through its Image Industries, Inc. subsidiary ("Image"), is one of the largest manufacturers of polyester carpeting in the United States. As a vertically integrated carpet manufacturer and a leading floorcovering retailer, the Company believes that it is well positioned to continue its leadership and growth in the approximately $15 billion floorcovering industry.

         Since commencing operations in 1991 as a franchisor of floorcovering stores, the Company has grown its franchise network to include 380 franchise territories, within which there are 463 CarpetMAX stores and 101 GCO stores in 49 states. The Company's fees from franchise services consist of up front membership fees, either ongoing royalties or product brokerage fees and fees for services such as advertising and employee training. The rapid growth of the Company's franchise network resulted in the development of an integrated retail infrastructure, including store development, marketing, advertising, credit, sales training and product sourcing resources. In an effort to leverage this retail infrastructure, the Company began acquiring existing CarpetMAX franchisees in fiscal 1995 and opening Company-owned stores in fiscal 1996. The Company currently owns 71 CarpetMAX stores (including 31 Gallery stores) and six GCO stores.

         The Company has further developed its full-service retail format to offer customers a wide selection of competitively priced floorcovering products through CarpetMAX Flooring Idea Gallery stores (the "Gallery" stores). The Company's Gallery stores are typically 6,500 square feet in size and offer approximately 20,000 SKUs, including an extensive merchandising mix of carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates and stone. Gallery stores are located in prime retail locations with high consumer visibility and are staffed with specialized floorcovering sales associates. Gallery stores offer a wide range of services, including interior design consulting, measuring, delivery and installation, and unconditional satisfaction guarantees. The Company's strategy is to expand its ownership and operation of Gallery stores. The Company currently operates 31 Gallery stores, including eight stores which were converted into Gallery stores from the original CarpetMAX format.

         Through Image, the Company is one of the largest manufacturers of polyester carpeting and one of the largest recyclers of polyethylene terephthalate ("PET") soft drink bottles in the United States. The Company converts PET bottles into PET flake and pellet and polyester fiber which is either sold to third parties or spun into carpet yarn, the raw material used in manufacturing polyester carpet. Image's vertically integrated operations provide the Company's retail network with a captive source of low cost, high quality private label polyester carpeting with a price advantage relative to competitors. The Company believes that polyester carpeting, which currently accounts for approximately 6% of industry-wide carpet sales, will enjoy market share growth because of certain advantages over other carpet fibers such as nylon, including superior stain resistance and vibrant coloring. For the year ended January 31, 1998, Image sold 3.0 million square yards of polyester carpeting through the Company's retail distribution network (10.4% of total Image sales volume). Images sells to over 6,000 independent domestic and international retailers and distributors.

INDUSTRY OVERVIEW

         According to Floor Focus, an industry trade publication, the carpet manufacturing industry has substantially consolidated since 1986, and the Company believes that the domestic retail floorcovering industry is also consolidating. For example, Shaw Industries, Inc. ("Shaw"), the largest domestic carpet manufacturer, has entered the retail floorcovering market by acquiring independent retailers and building company-owned stores. The approximately $15 billion floorcovering industry, however, is still highly fragmented. With over 25,000 companies selling floorcoverings, independent specialty flooring retailers account for 67.5% of industry sales, while other vendors such as home centers, furniture stores, department stores and mass merchants account for the remainder of industry sales. The typical independent floorcovering retailer operates a single store with limited product selection and service. As a result, the Company believes that most independent retailers face distinct competitive disadvantages, including limited purchasing power for products and services, lack of national brand name recognition, lack of product breadth and knowledge, and effective asset management, merchandising, selling and store management techniques. The floorcovering market consists of three distinct segments: residential replacement (52% of industry sales, including full service and cash-and- carry), specified contract (25% of industry sales) and builder (23% of industry sales).

         According to Floor Focus, the carpet manufacturing industry expanded modestly in 1996 with total industry volume shipments up approximately 1.5% to $10.0 billion from $9.8 billion in 1995. Floor Focus estimates that the total value of broadloom carpet sales in 1996 was approximately $8.1 billion. It is further estimated that polyester, nylon and polypropylene carpet comprised approximately 6%, 62% and 31%, respectively, of the total carpet market in calendar year 1996.

         The recycled PET industry comprises a portion of the general plastics recycling industry. The National Association for Plastic Container Recovery ("NAPCOR") reported that the recycled PET industry generated approximately 2.2 billion pounds of PET and high density polyethylene in 1996, of which PET bottles comprised 48% with approximately 562 million pounds of PET bottles recycled. However, the recycling rate for PET bottles decreased to 26% in 1996 from 32% in 1995, due to, among other factors, the production of certain types of PET bottles which are less likely to be recycled. According to NAPCOR, fiber is the largest use of recycled PET, increasing from approximately 277 million pounds in 1995 to 292 million pounds in 1996. The Freedonia Group, an international industry study and database company, reports that the U.S. market demand for recycled PET is expected to grow annually by 11% through the year 2000 primarily due to expanding markets in fiber application uses in apparel, carpet and other commercial textiles.

STRENGTHS

         The Company believes that its extensive retail network, combined with its manufacturing operations, positions it for continued growth. Several of the Company's key business strengths include:

         Distinct Retailing Strategies. The Company's retail floorcovering sales are diversified across the residential replacement, home builder and specified contract markets. CarpetMAX stores (both franchised and company-owned) offer a wide selection of floorcovering products with a high level of customer service to a broad consumer spectrum, while GCO offers discount floorcovering products to the cash-and-carry, do-it-yourself customer. The Company believes that the breadth of its retail network and the diversity of its targeted customer markets helps to mitigate the impact of changes in local competitive or economic conditions on revenues.

         Significant Product Sourcing Capabilities. The Company's large retail network provides significant purchasing power which enables the Company to realize advantageous pricing, delivery terms and merchandising programs. The Company has established close relationships with major suppliers across all floorcovering categories. By capitalizing on suppliers' production and delivery capabilities, the Company offers one of the largest selections of high quality floorcovering products, generally on a private label and just-in-time basis, thereby minimizing inventory risk and maximizing retail profitability. Furthermore, Image's carpet manufacturing capacity provides the Company with a captive source of high quality carpet products to support its expanding retail network.

         Extensive Retailing Infrastructure. In order to service its retail floorcovering network, the Company has built an extensive retail infrastructure, including store development, marketing, advertising, credit program, sales and management training, and product sourcing resources. The Company will continue to leverage these resources to support the opening of new Gallery stores and the expansion of other distribution channels. In addition, the Company has assembled a strong management team with an average of more than 10 years of retailing experience.

         Diversified Cash Flow Streams. The Company's established franchise operations generate stable cash flows, with a low overhead structure, from brokerage fees earned on CarpetMAX franchisees' purchases, royalties earned on GCO franchisees' store sales and other related fees for advertising, training and distribution services. In addition, Image provides a strong and growing source of cash flow, as it uses the distribution network of Company-owned and franchised floorcovering retailers to distribute high margin, value added polyester carpet. Cash flow generated from franchise operations and Image's operations provide a stable base to fund capital expenditures, including the roll-out of Company-owned Gallery stores.

BUSINESS STRATEGY

         The Company's strategic objective is to establish the largest and most profitable floorcovering distribution network in North America. To achieve this objective, the Company is pursuing the following strategies:

         Expand Company-Owned Store Base. A key element of the Company's growth strategy is to expand its ownership and operation of Gallery stores by opening approximately 50 Gallery stores over the next 18 months principally in existing and contiguous market areas. The Company intends to target areas with significant new residential building activity or older, more established communities where remodeling is likely to occur. The Company believes that the roll-out of Gallery stores will enhance profitability as the Company further leverages its retail infrastructure.

         Expand GCO Franchise Network. The Company's strategy is to expand its franchise network by adding approximately 25 GCO franchises per year, further leveraging its retail and manufacturing infrastructure. The Company believes that the expansion of the GCO franchise network complements the expansion of the Gallery store base given their alternative operating formats. Further, with only 64 of the 211 Dominant Metropolitan Areas in the United States ("DMAs") currently covered by GCO stores, the Company believes significant growth opportunities exist.

         Increase Manufacturing Capacity. In order to capitalize on the increasing demand for polyester fiber, the Company is in the process of expanding its fiber extrusion capacity. The additional capacity, which is expected to become fully operational by the end of calendar 1998, will increase Image's annual fiber production capacity to 150 million pounds from 100 million pounds. The additional capacity will enable the Company to continue to optimize Image's profitability by shifting output from lower margin commodity products such as PET pellet and flake to higher margin polyester fiber and carpet.

         Pursue Selected Acquisitions. The Company believes it is uniquely positioned to capitalize on the consolidation occurring in the retail floorcovering industry and thereby further its goal of becoming the largest floorcovering distribution network in North America. Although the Company's primary focus is on opening Company-owned Gallery stores, the Company intends to selectively pursue the acquisition of independent floorcovering retailers in new markets which offer the potential for the Company to build substantial market share. In addition, the Company may selectively acquire existing CarpetMAX franchisees to provide a platform for new store openings.

RETAIL OPERATIONS

         CarpetMAX Stores. CarpetMAX stores carry a broad variety of CarpetMAX private label floorcovering products from leading manufacturers, including high quality polyester carpets manufactured by Image. In May 1994, the Company commenced a store acquisition strategy and as of April 1, 1998, the Company had acquired 15 full-service floorcovering companies operating under the CarpetMAX brand name. In April 1995, the Company began opening Company-owned CarpetMAX stores and as of April 1, 1998, the Company had opened 71 CarpetMAX stores, including 31 Gallery stores.

         CarpetMAX Flooring Idea Gallery Stores. In November 1996, the Company opened its first Gallery store, offering an extensive merchandise mix, including carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates and stone and resilient surfaces, and a wide range of services, including interior design consulting, measuring, delivery, installation and satisfaction guarantees. The Company intends to use the Gallery store as its primary growth vehicle and plans to open approximately 30 Gallery stores during the remainder of fiscal 1999 in existing, contiguous and targeted new markets. The Company currently operates 31 Gallery stores, including eight converted CarpetMAX stores.

         The Gallery store provides customers with a "one-stop" shopping experience for all of their floorcovering needs, catering primarily to consumers seeking a wide selection of high quality products. The typical Gallery store is free-standing with 6,500 square feet of retail selling space located in a prime retail location. Gallery stores feature a race-track design and are outfitted with innovative merchandising fixtures and displays, attractive in-store signage, and customer conference and work areas. Gallery stores are designed to create a more comfortable, enjoyable and productive shopping experience supported by a well trained professional staff. Each Gallery store displays approximately 20,000 SKUs of floorcovering products, with departmentalized product displays dedicated to particular floorcovering products as well as cross-merchandise displays exhibiting a combination of floorcovering products. With a greater emphasis on hard surface floorcovering products than its CarpetMAX store, the Company believes that the Gallery store will meet increasing consumer demand for alternatives to traditional carpet products.

         Georgia Carpet Outlets. GCO operates six discount floorcovering stores under the name "GCO Carpet Outlets(R)" catering to the cash-and-carry floorcovering market. GCO stores average approximately

10,000 square feet of retail selling space and unlike CarpetMAX or Gallery stores, a GCO store maintains all of its products in inventory. GCO stores derive more than 70% of their revenues from the sale of carpet, with the balance consisting of pad, hardwood and vinyl flooring sales. GCO caters primarily to cash-and-carry consumers who are price sensitive and do not require the higher levels of customer service and broad selection of products provided by CarpetMAX stores. Customers typically include "do-it-yourself" homeowners, home builders, rental property owners and property managers. In contrast to the full service operations of the CarpetMAX stores, GCO does not offer delivery or installation services. Instead, customers requiring these services, principally installation, are provided a list of recommended independent contractors. Floorcovering products are sold on a limited warranty basis.

FRANCHISE OPERATIONS

         The Company is the largest franchisor of floorcovering stores in the United States. As of April 1, 1998, the Company had (i) 101 GCO franchise stores operating in 64 of the 211 DMAs in the United States and (ii) 279 franchise territories, within which there are approximately 463 CarpetMAX stores. Because of the different nature of their business, CarpetMAX and GCO franchisees may be established in the same territory. The Company markets GCO franchises to CarpetMAX franchisees; however, the Company does not permit GCO franchisees to use the CarpetMAX store format and services, the Company's CarpetMAX trademark or other proprietary marks associated with the CarpetMAX franchise system or to sell CarpetMAX private label products. Currently there are three franchisees operating both GCO and CarpetMAX franchises. In addition to GCO and CarpetMAX franchises, in February 1997, the Company began to offer MAXCARETM franchises to address the increased demand for carpet and upholstery cleaning services. As of April 1, 1998, the Company has sold 41 MAXCARE franchises.

         GCO Franchise Network. The Company generates revenues from GCO franchisees through both up-front fees from store openings and royalty fees based on store sales. The GCO franchise fee is $25,000 and each franchisee pays the Company a royalty at the rate of 5% on the first $500,000 of net delivered sales and 3% on net delivered sales over $500,000 during a year. Within the next several months, the Company intends to modify several aspects of the GCO franchise network by, among other things, offering to future and existing franchisees a reduced royalty rate of 3% on net delivered sales between $500,000 and $1.5 million, 2-1/2% on net delivered sales between $1.5 million and $2.0 million, and 2% on net delivered sales over $2.0 million during a year. The GCO franchise agreement requires franchisees to purchase all advertising media services from the Company and to spend approximately 5% to 15% of budgeted gross revenues per quarter on such services. To serve the needs of its franchisees, the Company has continued to expand the scope of services available to GCO franchisees. The Company now offers services relating to site selection, merchandising, advertising and promotion, management and sales training, credit, information systems and other store operations. In order to take advantage of increasing demand for hard surface flooring materials among the GCO customer base, GCO recently entered into an agreement with Color Tile, LLC ("Color
Tile") under which GCO may offer to its franchisees the right to use the Color Tile (R) trademark in conjunction with the sale of hard surface floor covering materials in GCO franchised outlets. This arrangement requires the franchisee to pay GCO a one-time license fee of $5,000 plus royalties at the normal rate.

         GCO franchisees have the exclusive right to use the GCO business concept and service marks, logos, slogans and other identifying features within a specific geographic area (the "Exclusive Territory"). Provided that the franchisee is not in default, the Company may not grant more than one GCO franchise within an Exclusive Territory, nor may the Company or any affiliate of the Company operate a Company-owned discount floorcovering store using the licensed marks or the GCO franchise system within an Exclusive Territory without the franchisee's consent. Major metropolitan market areas, however, may be divided into a number of Exclusive Territories. GCO franchise agreements have a term of 10 years, may be renewed for additional consecutive terms of five years and may be terminated by (i) the franchisee in the event that the Company breaches the franchise agreement or (ii) the Company upon the occurrence of certain events of default as set forth in the franchise agreement. GCO offers area development agreements, under which a franchisee commits to opening multiple stores in a single market area in exchange for discounted initial franchise fees. GCO also offers other expansion incentives to existing franchisees and CarpetMAX dealers, including discounted franchise fees under certain circumstances.

         CarpetMAX Franchise Network. The Company generates revenues from CarpetMAX franchisees through three primary sources: franchise fees, brokerage fees from franchisees' purchases of floorcovering products and additional services provided on a fee basis. The current one-time franchise fee payable by a new CarpetMAX franchisee is $35,000. The CarpetMAX franchise agreement requires franchisees to purchase at least 50% of their floorcovering products through suppliers designated by the Company on which the Company earns a brokerage fee paid by the supplier. In addition to having better and lower cost access to floorcovering products, CarpetMAX franchisees also have access to

CarpetMAX private label products and specials. Additional services, including customized merchandising programs, advertising and promotion, credit and training programs are offered on a fee-for-service basis.

         Within the next several months, the Company intends to modify several aspects of the CarpetMAX franchise network by, among other things, selecting designated suppliers for the CarpetMAX system, instituting enhancements to the franchise system to help increase demand for CarpetMAX branded products, instituting additional obligations by the franchisees more in line with franchisee obligations in more traditional franchise systems and revamping the way franchisees pay for services offered by the Company.

         CarpetMAX franchisees have the exclusive right to use the CarpetMAX business concept and service marks, logos, slogans and other identifying features within a specific geographic area (the "Exclusive Area"). Provided that the franchisee is not in default, as defined in the franchise agreement, the Company may not grant more than one franchise within an Exclusive Area, nor may the Company or any affiliate of the Company operate a Company-owned store within an Exclusive Area without the franchisee's consent. Major metropolitan market areas, however, may be divided into a number of Exclusive Areas. CarpetMAX franchise agreements have an indefinite term and generally may be terminated by
(i) the franchisee in the event that the Company breaches the franchise agreement or, within three days of execution of the franchise agreement, the franchisee disapproves of the initial price list provided to the franchisee for the various floorcovering products and services provided by the Company or (ii) the Company upon the occurrence of certain events of default as set forth in the franchise agreement.

         MAXCARE Franchise Network. Under the MAXCARE System, franchisees offer carpet and upholstery cleaning, wood refurbishing, pressure washing and related services to both individuals and businesses. These services are provided using proprietary cleaning machines which are mounted in vans bearing the Company's distinctive colors and signage. Each MAXCARE franchisee receives an exclusive operating territory, which is typically one or more counties within a state, where such franchisee is required to offer the products and services specified by the Company. The Company expects a significant number of MAXCARE franchises will be operated by CarpetMAX franchisees or other entities who currently operate retail businesses that are complementary with the services offered by MAXCARE franchises. Each MAXCARE franchisee is required to purchase certain products from the Company and may purchase services from several of the Company's divisions including Maxim Marketing. Each franchisee must pay an initial franchise fee based upon the population in the franchisee's operating territory, with a minimum initial franchise fee of $12,500. MAXCARE franchise agreements have a term of 10 years, may be renewed for one additional term of 10 years and may be terminated by (i) the franchisee in the event that the Company breaches the franchise agreement or (ii) the Company upon the occurrence of certain events of default as set forth in the franchise agreement.

         In addition to the initial franchise fee, all MAXCARE franchisees must purchase one or more specially equipped vans and carpet and wood cleaning machines and accessories from the Company before they begin operations. All franchisees must pay a royalty of between 4% to 6% of their gross sales, subject to a minimum monthly royalty payment of $200 per month during the first year, with minimum monthly royalty increases of $200 per month during each successive year, up to a maximum of $1,000 per month during the fifth year and thereafter. All franchisees must contribute 2% of gross sales to a national advertising fund administered by the Company and must spend not less than 8% of gross sales on local advertising.



RETAIL INFRASTRUCTURE

         Supplier Relationships. The Company believes it obtains high quality products at a low cost due to the collective purchasing volume of the Company's retail network and its relationships with major floorcovering suppliers. The ability of the Company to purchase and inventory private label products creates significant buying opportunities. In addition, the Company's use of its suppliers' efficient distribution networks permits it to maintain low inventory levels.

         In addition to Image's carpet products, the Company offers a full range of floorcovering products from other leading manufacturers. The following table lists the Company's major suppliers of certain of its floorcovering products.

FLOORCOVERING PRODUCTS                                                       MANUFACTURER
----------------------                                                       ------------
Broadloom Carpet............................      Shaw Industries, Inc., Mohawk Industries, Inc., Milliken
                                                  & Co., Beaulieu of America, Inc., Queen Carpet
                                                  Corporation and World Carpet, Inc.
Vinyl Flooring..............................      Armstrong World Industries, Inc., Mannington Resilient
                                                  Floors, Inc. and Congoleum Corporation
Hardwood Flooring...........................      Bruce Hardwood Floors and Hartco Hardwood Floors
                                                  (each a division of Triangle Pacific Corporation) and
                                                  Harris-Tarkett, Inc.
Ceramic Tile................................      American Marazzi Tile, and Dal-Tile International
Laminates...................................      Perstop Flooring AB (Pergo), Wilsonart International,
                                                  Inc. (a division of PreMark International) and Duralast (a division of Mills Pride Company)

Each of these suppliers is one of the leaders in its respective floorcovering category. The Company's suppliers also include niche carpet, vinyl, hardwood, laminates and ceramic tile producers worldwide, as well as leading manufacturers and importers of area rugs and other decorative floorcovering products.

         Advertising and Promotion. The Company, through its in-house, state-of-the-art production facilities, develops and offers to its retail network high quality, creative marketing and promotion programs, including television, radio, print and direct mail campaigns, sales literature and point-of-purchase programs. The Company maintains on-site multi-track audio recording studios, a television production facility and full-service media department, and has produced advertising campaigns nationwide. The Company believes that it obtains economies of scale in advertising production and media placement that are unavailable to smaller retailers. Customized advertising packages are available to franchisees at lower rates than those charged by most advertising or production companies.

         To further expand and develop the national brand awareness of CarpetMAX floorcovering products and services, the Company has utilized a comprehensive national and regional marketing strategy that emphasizes electronic and paper media, including television and newspaper circulars. The Company has recently placed a greater emphasis on national media campaigns, such as TV and magazines. In conjunction with the Gallery store roll-out, the Company launched nationwide CarpetMAX advertisements in national magazines such as Architectural Digest, Women's Day, Ladies Home Journal, Better Homes and Gardens and House Beautiful featuring CarpetMAX product selection, quality, pricing and satisfaction guarantee as well as the Company's commitment to superior customer service.

         Retail Management and Sales Training. The Company focuses on enhancing retail productivity by applying proven techniques to train its store managers and sales representatives. All Company-owned store management, sales and operating personnel receive intensive training in a variety of areas ranging from product knowledge to sales and service techniques. The Company offers a variety of training programs to its CarpetMAX franchisees on a fee basis. These programs range from daily classes to intensive one-week programs. All store personnel, whether at Company-owned stores or franchise stores, receive a comprehensive training and orientation program which emphasizes the Company's advertising and marketing support, proprietary credit program, store operations, general business practices and inter-company operations.

         To further enhance its training capabilities, the Company utilizes an interactive digital video and audio satellite communications system with 254 down-links. The training system utilizes interactive communication capabilities to broadcast training and merchandising programs to Company-owned store locations and participating CarpetMAX franchise dealers. Broadcasts include information on sales training, new technology, new products, merchandising, available specials and design trends.

         Site Selection and Store Development and Design. The Company has an in-house store development department with responsibility for site selection, contract negotiation and build-out of Company-owned and franchised GCO stores to accelerate store openings and minimize opening costs. In locating sites, the store development department evaluates the economic conditions, demographics, growth and customer base of potential markets as well as possible competition. The Company also targets areas with significant new residential building activity or older, more established communities where remodeling is likely to occur. Within each market, the Company seeks to locate Gallery stores in prime retail locations with high consumer visibility. The Company's strategy is to open multiple stores within each market to achieve management, operating and advertising efficiencies and to create barriers to competitive entry or expansion. In addition to performing internal market analysis, the Company has used a nationally recognized market research group to validate internal forecasts and to conduct additional market studies based on specific criteria established by the store development department. Using its construction and development expertise, the store development department will also coordinate the redesign of certain of the Company-owned CarpetMAX stores into, or to be consistent with, the Gallery store. See "--Retail Operations--CarpetMAX Flooring Idea Gallery Stores." The interior store design includes pre-determined product mix merchandised principally through samples rather than in stock inventory, fixtures and display systems, and point-of-sale merchandising signage and promotional materials. Once a new store site is identified, the Company will stage the products and merchandising systems for the new store in its distribution center and headquarters.

         Management Information Systems. Company-owned stores are currently operating their businesses with the information systems which were in place at the time of acquisition or opening by the Company. Using its current information systems, the Company obtains information on a weekly basis detailing each of its Company-owned store's sales, expenses, close ratios and various other data relating to store operations that the Company requires for the efficient management of its retail stores. The Company has worked with a nationally recognized information technology consulting firm to develop a proprietary point-of-sale system for tracking consumer demographics and purchasing patterns, and integrating store operations and financial data into the Company's central information system. Installation of the new information system began in August 1997 and the Company expects to complete implementation of the system by the end of calendar 1999.

         Based on the assessment of the Company's information technology personnel, management presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the affects of the Year 2000 issue will be mitigated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

BUILDER AND SPECIFIED CONTRACT OPERATIONS

         To expand market share and enhance its management expertise in the builder market of the floorcovering industry, the Company has acquired companies with excellent reputations in the builder market. The Company services the builder market primarily in local areas where it has established regional service centers and a base of CarpetMAX stores. By leveraging the established infrastructure available in these local markets, the Company seeks to utilize its extensive merchandise mix, product displays, sales personnel and customer service capabilities to cater to the builder customer's needs. Through the recent acquisition of a leading company in the Tennessee specified contract market, the

Company is developing its presence in the specified contract market of the floorcovering industry. The specified contract business caters primarily to the floorcovering requirements of larger commercial customers. The Company serves specified contract customers from the project specification stage through securing, delivering, installing and maintaining the floorcovering product.

CUSTOMER SERVICE

         The Company seeks to differentiate itself from other independent and large retailers through its service offerings. Accordingly, CarpetMAX and Gallery stores offer retail customers the following services:

         Interior Design and Product Selection. CarpetMAX and Gallery sales professionals assist customers in all aspects of making a floorcovering selection (including assessment of interior design preferences), coordination with other home furnishings and decorating preferences, and product layout and measuring. To ensure customer satisfaction, the Company offers a 30-day unconditional satisfaction guarantee. CarpetMAX sales professionals seek opportunities to visit a customer's home or commercial location to verify proper installation and to identify additional sales opportunities.

         Delivery and Installation. CarpetMAX and Gallery stores rely on local contractors for the installation of floorcovering products. Because installation is often the Company's final contact with customers, the Company has recently developed the "Ten Point Must System," a merit-based training program for its installation subcontractors, to guarantee consistent high quality installation service. Points are earned under the Ten Point Must System by satisfying various requirements including (i) attending classes devoted to increasing the subcontractors' knowledge of the Company's floorcovering products and services,
(ii) complying with a standardized dress code, and (iii) the absence of customer complaints.

         Consumer Credit Program. The Company, in affiliation with a national provider of consumer financing, began offering consumer credit to its customers in November 1996. This consumer credit program is marketed as the "Wall-to-Wall" credit program and is exclusively for the use of the Company's CarpetMAX and Gallery stores and participating franchisees. The Company believes these credit programs enhance closing ratios and lead to higher average ticket purchases. The Company uses a pre-approved listing service which enables CarpetMAX and Gallery stores to solicit sales from 100% credit pre-approved potential customers. With 60-day, 90-day, 6-month and 12-month interest-free programs, plus open- and closed-end revolving credit packages, the Company offers a variety of credit plans to its customers. The Company also offers longer term (up to three years) third-party consumer credit financing for its customers. The Company is not contingently liable for the credit extended and receives a percentage of interest attributable to accounts outstanding.

CARPET MANUFACTURING OPERATIONS

         On August 30, 1996, a wholly-owned subsidiary of the Company merged with Image, a leading manufacturer of polyester carpet, to establish a captive source of low cost, high quality private label polyester carpeting with a price advantage relative to its competitors due to its vertically integrated operations. Image is vertically integrated from the recycling of PET bottles and other post-consumer and post-industrial PET waste materials through the manufacturing of polyester fiber and carpet products. The ability of the Company to manufacture high quality polyester carpet enables the Company and its franchisees to offer lower prices and obtain higher margins than they might otherwise be able to obtain.

         Carpet Manufacturing. Image began manufacturing carpets in 1976 primarily for the residential market. Image designs, manufactures and markets 57 carpet styles and maintains approximately 1,500 SKUs consisting of a range of colors, densities and textures. Image's carpet manufacturing operations include yarn spinning, tufting, dyeing and finishing operations. The principal raw materials used in Image's carpet manufacturing operations are polyester fiber, synthetic backing materials and various dyes and chemicals. Although the Company currently has the capacity to convert approximately 80.0 million pounds of fiber into polyester carpet annually, in fiscal 1998 the Company converted only 74 million pounds of fiber into carpet. The Company intends to manufacture additional polyester carpet by utilizing this additional capacity.

         During fiscal 1998, Image purchased recycled PET from approximately 360 suppliers for conversion into clean PET resin. Image extrudes clean PET resin into polyester fiber, which it spins into carpet face yarn. Image's yarn spinning mills produce either spun polyester yarn or polyester/nylon blended yarn primarily from the polyester fiber produced internally. The staple fiber is drawn until the desired size is produced, and then the ends are twisted together to create a continuous strand. After twisting, the yarn is then heat-set and wound onto cones. Image's spinning mills currently have a total production capacity of approximately 48 million pounds of spun yarn per year. Additional yarn spinning conversion is performed on a contract basis by several third-party contractors with whom Image enjoys a long-term relationship.

         The yarn produced in Image's spinning mills is then tufted into undyed and unfinished carpet and later dyed and finished into one of the Company's various carpet styles. The process of tufting involves needling the yarn into a primary backing at the desired pile height. This process produces a large roll of undyed carpet. Image has tufting capacity of approximately 27.0 million square yards per year. Image utilizes a sophisticated dyeing system which involves the placing of a roll of carpet in a heated, pressurized chamber containing water, chemicals and dyes. Image dyes carpet manufactured from both clear and green polyester fiber into a wide variety of colors. Image currently has dyeing capacity of approximately 27.0 million square yards per year. After dyeing, the carpet is ready for the final processes required to convert tufted and dyed rolls into a finished product. The rolls receive an application of adhesive, a sturdy secondary backing, and are dried or "cured" through the circulation of heated air in a finishing oven. A small amount of fiber is then sheared from the top of the carpet, and the rolls receive a final inspection. Image has finishing capacity of approximately 30.0 million square yards per year.

         Image converts approximately 52% of its clean PET into polyester carpet. The balance is sold as PET flake and pellet to producers of packaging and other materials or converted into polyester fiber and sold to home furnishings producers. During fiscal 1998, a total of 58 companies purchased approximately 67 million pounds of fiber and PET produced by Image. Over the next 12 months, Image expects to install an additional recycling and extrusion line capable of extruding 50.0 million pounds of staple polyester fiber annually.

         Carpet Marketing and Sales. Image has positioned its products in the medium to upper price range for carpets sold domestically and in the low price range for carpets sold internationally and emphasizes quality, style and service. Image markets its carpets domestically and internationally through a direct sales force of approximately 65 full-time sales representatives and 12 independent sales agents. Image's carpets are sold through over 6,000 independent retailers and distributors. Following its merger with a wholly-owned subsidiary of the Company in August 1996, the Company significantly expanded the marketing of Image's carpets by offering and selling a greater amount of Image's carpets through its CarpetMAX network and GCO stores.

COMPETITION

         Competition in the retail floorcovering market is intense due to the significant number of retailers in operation. In December 1995, Shaw, the world's largest carpet manufacturer, announced its decision to move into the retail floorcovering sector. Pursuant to this strategy, Shaw has acquired Carpetland USA, Inc., New York Carpet World, Inc. and several other prominent dealers and has opened a number of retail stores such that Shaw has become a major competitor. In addition, large retailers also provide significant competition, including The Home Depot, Inc., Lowe's Corporation and Sears, Roebuck & Co.

The principal areas of competition within the retail floorcovering industry include store location, product selection and merchandising, customer service and price. The Company believes that there are two primary competitors to its CarpetMAX franchise business: Carpet One and Abbey Rug, two cooperative buying associations. The Company distinguishes itself from its competition by directly offering a full range of services to its members in addition to the traditional services of purchasing and merchandising. Management believes that the Company's competitors subcontract most services (except floorcovering purchasing) to outside vendors.

         The Company's carpet manufacturing business competes with other carpet manufacturers and manufacturers of alternative floorcoverings such as wood or tile. Certain of the Company's competitors in the carpet manufacturing business have greater financial and other resources than the Company. The carpet manufacturing industry currently has one dominant participant, Shaw, whose 1997 sales were estimated to represent approximately 26% of the total industry sales. In addition, carpet sales by Mohawk Industries, Inc. in 1997 were estimated to represent approximately 14% of the total industry sales. Carpet manufacturers also face competition from the hard surface floorcovering industry. The principal methods of competition within the carpet manufacturing industry are price, style, quality and service. In both the residential and commercial markets, price competition and market coverage are particularly important because of the relatively small differentiation perceived among most competing product lines.

TRADEMARKS, SERVICE MARKS, TRADE NAMES AND COMMERCIAL SYMBOLS

         The Company has registered a number of marks with the U.S. Patent and Trademark Office including CARPETMAX(R), CARPET MAX(R), CARPETMAX-THE NATIONAL CARPET EXCHANGE(R), MAKING A WORLD OF DIFFERENCE(R) and CARPETMAX Making a World of Difference(R). The Company has also applied for registration of several other marks including CarpetMAX Flooring Idea GalleryTM, MAXCARE,TM MAXCARE-Professional Cleaning SystemsTM and CariselleTM. GCO has registered a number of marks with the U.S. Patent and Trademark Office, including GCO(R) and GCO CARPET OUTLETS(R). GCO also uses a number of service marks in association with its standard GCO franchise including a word mark consisting of the words "GCO Carpet OutletsTM" and design and word marks consisting of "GCO Carpet OutletsTM" or "Georgia Carpet OutletsTM." Image uses several trademarks in the marketing of its polyester fiber and carpet, including Duratron(R), Duratron GoldTM, Image Resist-Gard(R), Resistron(R), Ecolon(R), Permalon(R), Enviro-Tech(R), ImageTM and Classique(R).

         There are no infringing uses actually known to the Company which could materially affect the Company's use of the service marks, logos or slogans in any state in which the Company is, or is proposed to be, located. There are no patents or copyrights relevant to the Company and the Company is not the owner or licensee of any patent or copyrights relevant to the franchise.

EMPLOYEES

         As of April 1, 1998, the Company employed approximately 2,660 persons, including approximately 760 persons at its retail operations and approximately 1,670 persons at its manufacturing operations. No employee is a party to any collective bargaining agreement and the Company believes that its relationship with its employees is good.

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

ITEM 2.  PROPERTIES.

         In June 1995, to accommodate a growing distribution and retail business, the Company relocated its entire corporate staff and distribution center to a 150,000 square foot facility on a 13 acre site in Kennesaw, Georgia, a suburb of Atlanta. The Company stores inventory and distributes products to its retail floorcovering network from this facility. The Company previously occupied a 62,000 square foot building in nearby Marietta, Georgia. The Marietta facility is currently being leased to an unrelated third party.

         As of April 1, 1998, the Company also leased 65 facilities and owned 12 facilities, through which it conducts its retail operations.

         The executive offices of the Company's manufacturing subsidiary, Image, are located in Armuchee, Georgia. In addition, plants are located in Georgia, Alabama and South Carolina. The following is a summary of the plants and other properties owned or leased by Image:

                                                                                                      APPROXIMATE
                                                                                                     ENCLOSED AREA
              IMAGE LOCATIONS                                   PRIMARY USE                          (SQUARE FEET)
              ---------------                                   -----------                          -------------
Armuchee, Georgia(1)......................  Executive Office, Carpet Tufting,                          232,000
                                            Finishing and Storage
Calhoun, Georgia(2).......................  PET Storage                                                 92,000
Lylerly, Georgia(2).......................  PET Storage                                                 54,000
Rome, Georgia(1)..........................  Carpet  Dyeing and Sample Processing                       216,000
Rome, Georgia(1)..........................  PET Storage                                                140,000
                                            PET Storage                                                 41,000
Rome, Georgia(1)..........................  Yarn Spinning                                              211,000
Shannon, Georgia(1).......................  Finished Carpet Storage and Distribution                   308,000
Summerville, Georgia(1)...................  PET Sortation, Granulation, Washing,                       366,000
                                            Fiber Extrusion and PET Pellet
                                            Extrusion, Storage and Shipping
Talladega, Alabama(1).....................  Yarn Spinning                                               82,000
Melville, New York(2).....................  PET Purchasing Office                                          425
Dillon, South Carolina(1).................  Yarn Spinning                                              102,000

----------

(1) These plants are owned, with the exception that the plant in Summerville, Georgia is leased pursuant to a capital lease from the Development Authority of the City of Summerville, Georgia. Image has the option to purchase the Summerville plant, which includes 14 acres, for $100 upon expiration of the lease in 2003. These plants include owned approximate acreages as follows: 168 acres at Armuchee, Georgia; 20 acres at Rome, Georgia (carpet dyeing); 48 acres at Rome (yarn spinning); 10 acres at Talladega, Alabama; 12 acres at Dillon, South Carolina; 44 acres at Summerville, Georgia; and 35 acres at Shannon, Georgia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter ended January 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MXG." The Common Stock began trading on the New York Stock Exchange on June 27, 1997. The Common Stock had previously traded on the Nasdaq National Market. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported by the New York Stock Exchange and the Nasdaq National Market, as applicable.

                                                                   HIGH                  LOW
                                                                   ----                  ---
    Fiscal year ended January 31, 1997
          First Quarter...................................        $12.50               $ 9.38
          Second Quarter..................................         15.50                11.25
          Third Quarter...................................         17.00                12.00
          Fourth Quarter..................................         17.50                14.00

    Fiscal period ended January 31, 1998
          First Quarter...................................        $17.13               $ 9.87
          Second Quarter..................................         14.87                 9.87
          Third Quarter...................................         17.38                14.00
          Fourth Quarter..................................         17.06                13.75

         As of April 15, 1998, there were approximately 211 holders of record of the Common Stock. Management of the Company believes that there are in excess of 1,400 beneficial holders of its Common Stock.

         The Company has never declared or paid any dividends on its capital stock. The Company currently anticipates that all of its earnings will be retained for development of the Company's business, and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the Board of Directors may deem relevant. Currently, the Company is restricted in its ability to declare or pay cash dividends under the terms of its Credit Facility and Senior Notes (each as defined herein).

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data and operating data of the Company for the periods indicated which have been derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements of the Company as of January 31, 1996, 1997 and 1998 and for the ten month period ended January 31, 1996 and the years ended January 31, 1997 and 1998 have been audited by Arthur Andersen LLP, independent public accountants. These selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included and incorporated by reference herein. Financial data give retroactive effect to the merger of a wholly-owned subsidiary of the Company and GCO, Inc. on September 28, 1994 and the merger of a wholly-owned subsidiary of the Company and Image on August 30, 1996, which transactions were accounted for as poolings-of-interests. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                     TEN
                                                         FISCAL YEAR                MONTHS                  FISCAL YEAR
                                                       ENDED MARCH 31,              ENDED                ENDED JANUARY 31,
                                                 --------------------------       JANUARY 31,       --------------------------
                                                    1994             1995           1996(1)            1997             1998
                                                 ---------        ---------       -----------       ---------        ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Sales of floorcovering products .........    $ 106,237        $ 174,935        $ 186,568        $ 250,968        $ 303,560
    Fees from franchise services ............        9,688           13,876           13,432           26,336           29,860
    Fiber and PET sales .....................        5,297           12,886           24,072           28,853           26,059
    Other ...................................        1,369            1,644            3,479            3,564            5,648
                                                 ---------        ---------        ---------        ---------        ---------
        Total revenues ......................      122,591          203,341          227,551          309,721          365,127
Cost of sales ...............................       85,847          139,521          161,723          222,290          249,381
                                                 ---------        ---------        ---------        ---------        ---------
    Gross profit ............................       36,744           63,820           65,828           87,431          115,746
Selling, general, and administrative expenses       23,669           46,870           59,197           72,366           83,955
Replacement stock option charge .............       10,388(2)            --               --               --               --
Goodwill impairment charge ..................           --               --            6,569(3)            --               --
Merger-related costs ........................           --              500(4)            --            4,900(5)            --
Other (income) expense:
    Interest income .........................         (307)            (397)            (415)            (613)          (1,233)
    Interest expense ........................        1,886            1,839            4,695            7,006            6,948
   Interest expense-related parties .........          977               --               --               --               --
   Other ....................................          263             (421)             (78)            (302)            (394)
                                                 ---------        ---------        ---------        ---------        ---------
Earnings (loss) before income taxes
   and extraordinary items ..................          845           15,429           (4,140)           4,074           26,470
Income tax expense ..........................          376            5,787              105            1,929           10,314
                                                 ---------        ---------        ---------        ---------        ---------
Net earnings (loss) before extraordinary
    items ...................................          469            9,642           (4,245)           2,145           16,156
Extraordinary income (charge) ...............          190               --               --               --             (785)
                                                 ---------        ---------        ---------        ---------        ---------
Net earnings (loss) .........................    $     659        $   9,642        $  (4,245)       $   2,145        $  15,371
                                                 =========        =========        =========        =========        =========
Earnings (loss) per share:
    Basic....................................    $                $                $   (0.32)       $    0.16        $    0.95
                                                 =========        =========        =========        =========        =========
    Diluted..................................    $                $                $   (0.32)       $    0.15        $    0.92
                                                 =========        =========        =========        =========        =========

BALANCE SHEET DATA:
    Cash and cash equivalents ...........    $  3,972     $  2,365     $  4,207     $  6,439     $ 28,880
    Trade accounts receivable, net ......      14,779       29,882       33,037       43,487       56,432
    Inventories .........................      17,768       38,137       49,170       42,148       54,693
    Property and equipment, net .........      40,448       68,832       93,879      101,403      137,207
    Total assets ........................      95,281      162,423      202,085      219,673      321,494
    Total debt ..........................      21,620       57,459       94,185       96,289      131,663
    Stockholders' equity ................      50,053       71,424       72,150       76,154      133,775
OTHER FINANCIAL DATA:
    Image revenues (6) ..................    $103,257     $127,250     $128,260     $162,681     $178,011
    Franchise revenues ..................      11,873       18,764       25,761       40,877       49,519
    Company-owned store revenues ........       7,461       57,327       73,530      106,163      137,597
    EBITDA, as adjusted (7) .............      16,951       22,993       15,132       26,498       45,368
    Depreciation and amortization .......       3,832        5,225        8,008       10,518       11,950
    Capital expenditures ................      12,734       25,941       15,580       17,444       47,673
    Gross margin ........................        30.0%        31.4%        28.9%        28.2%        31.7%
    EBITDA, as adjusted, margin .........        13.8%        11.3%         6.6%         8.6%        12.4%
    Ratio of earnings to fixed charges(8)         1.4x         6.3x          --          1.5x         4.0x
SELECTED OPERATING DATA:
    End of period:
      Company-owned stores ..............           8           51           59           57           65
      Franchise territories .............         233          325          377          368          373

-------------

(1) On January 31, 1996, the Company changed its fiscal year end from March 31 to January 31.

(2) Image granted replacement stock options on August 10, 1993, in replacement of a like number of unvested stock appreciation units and vested and unvested stock options. As a result of this exchange, Image recognized a non-cash, non-recurring charge of $10.4 million in its fiscal year ending March 31, 1994.
         See Note 12 of Notes to Consolidated Financial Statements.

(3) Certain of the Company's acquired stores have not performed as anticipated at the time of purchase. The results from these operations through the end of fiscal 1996 led management to assess the realizability of the goodwill recorded in connection with these acquisitions, the result of which indicated a permanent impairment of goodwill necessitating a write-off totaling $6.6 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Year Ended January 31, 1997 Compared to Ten Month Period Ended January 31, 1996--Goodwill Impairment" and Note 2 of Notes to Consolidated Financial Statements.

(4) Represents a non-recurring charge of $500,000 related to the merger with GCO, Inc. which was accounted for as a pooling-of-interests.

(5) Represents a non-recurring charge of $4.9 million related to the mergers with Image and Bailey & Roberts Flooring, Inc. ("Bailey & Roberts") which were accounted for as poolings-of-interests.

(6)      Includes revenues generated from carpet, fiber and PET sales.

(7) EBITDA, as adjusted, is defined as earnings before interest, taxes, depreciation, amortization and non-recurring charges. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is a measure commonly used in the Company's industry and is included herein because management believes it is useful and provides additional information with respect to the ability of the Company to meet future debt service, capital expenditures and working capital requirements. EBITDA, as adjusted, reported above excludes non-recurring charges of $10.4 million, $500,000, $6.6 million and $4.9 million for fiscal 1994, 1995, 1996 and 1997, respectively, and the extraordinary charge of $785,000 in fiscal 1998.

(8) For purposes of computing the ratios, earnings represent income (loss) before income taxes, the cumulative effect of accounting changes plus fixed charges. Fixed charges represent interest expense and that portion of rent expense under all lease commitments deemed to represent an appropriate interest factor. Earnings were inadequate to cover fixed charges for the ten months ended January 31, 1996. The amount of the deficiency for this period was $4.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the notes thereto) contained elsewhere in this Report. In January 1996, the Company changed its fiscal year end from March 31 to January 31. The following discussion compares results of operations for the twelve month periods ended January 31, 1998 and 1997 and compares the twelve month period ended January 31, 1997 with the ten month period ended January 31, 1996. Thus, the periods are not entirely comparable. On August 30, 1996, a wholly-owned subsidiary of the Company merged with Image, which transaction was accounted for as a pooling-of-interests.

GENERAL

         From fiscal 1991 through fiscal 1994, the Company's operations consisted of selling floorcovering products, securing franchise dealers and brokering the purchase of floorcovering products, principally carpet, from major suppliers on behalf of its franchisees. During this period, the Company derived the majority of its revenues and operating profits from sales of floorcovering products, franchise fees and royalties, as well as fees from the provision of various services to the franchisees. In May 1994, the Company commenced a strategy of acquiring independent floorcovering retailers, with the goal of building a network of Company-owned stores in addition to its franchise network. This acquisition program included selected CarpetMAX franchisees, other independent dealers and GCO, Inc. (accounted for as a pooling-of- interests). As a result of these acquisitions, the Company has recorded goodwill of $15.5 million (net of a goodwill impairment charge of $6.6 million recorded in fiscal
1996), which is being amortized over 20 years. See "--Results of Operations."

         In April 1995, the Company commenced opening additional Company-owned stores to expand its market share. Furthermore, in June 1995 the Company opened its new distribution center and headquarters facility. Accordingly, the Company's results of operations for the ten months ended January 31, 1996 and for the years ended January 31, 1997 and 1998 reflect the costs and expenses associated with the new store openings and the new distribution center and headquarters.

         As of April 1, 1998, the Company's retail network consisted of 71 Company-owned CarpetMAX stores (including 31 Gallery stores), six Company-owned GCO stores and 380 franchise territories, within which there are approximately 463 CarpetMAX stores and 101 GCO stores.

         The Company's revenues primarily consist of (i) sales of floorcovering products, (ii) fees from franchising services and (iii) sales of fiber and PET, which during fiscal 1998 accounted for approximately 83.1%, 8.2% and 7.1% of the Company's total revenues, respectively. Sales of floorcovering products include sales of floorcovering products by Company-owned retail stores, as well as sales of manufactured carpet by Image. Franchise fees are generated from three primary sources: (i) CarpetMAX franchisees remit a one-time franchise fee of $35,000 (revenue recognized at time of franchise agreement signing), as well as a brokerage fee on certain floorcovering products purchased by the franchisee; (ii) GCO franchisees remit a one-time franchise fee of $25,000 (revenue recognized at time of store opening), as well as royalties of 5% on the first $500,000 of net delivered sales and 3% on net delivered sales over $500,000 during the year; and (iii) franchise service fees for services such as advertising, which are offered to all CarpetMAX franchisees on a fee for service basis, and are required to be purchased by all GCO franchisees. Fiber sales consist of polyester fiber sold to the home furnishings industry, while PET flake and pellet is sold to other manufacturers for multiple uses, including fiber fill, food and non-food containers, package strapping and plastic sheeting. During fiscal 1997 and 1998, Image accounted for approximately 52.5% and 48.8%, respectively, of the Company's total revenues and approximately 65.4% and 70.4%, respectively, of the Company's EBITDA.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                                                      FISCAL YEARS
                                            TEN MONTHS                    ENDED
                                              ENDED                    JANUARY 31,
                                            JANUARY 31,        --------------------------
                                             1996(1)              1997              1998
                                            -----------        ------------        ------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Sales of floorcovering products .           82.0%              81.0%              83.1%
   Fees from franchise services ....            5.9                8.5                8.2
   Fiber and PET sales .............           10.6                9.3                7.1
   Other ...........................            1.5                1.2                1.6
                                              -----              -----              -----
         Total revenues ............          100.0              100.0              100.0
                                              =====              =====              =====
Cost of sales ......................           71.1               71.8               68.3
                                              -----              -----              -----
   Gross profit ....................           28.9               28.2               31.7
Selling, general, and administrative
   expenses ........................           26.0               23.4               23.0
Goodwill impairment charge .........            2.9(2)              --                 --
Merger-related costs ...............             --                1.6(3)              --
Other (income) expense:
   Interest income .................           (0.2)              (0.2)              (0.3)
   Interest expense ................            2.1                2.2                1.9
   Other ...........................           (0.1)              (0.1)              (0.1)
Income tax expense .................            0.1                0.6                2.8
Extraordinary charge ...............             --                 --                0.2
                                              -----              -----              -----
   Net earnings (loss) .............           (1.9)%              0.7%               4.2%
                                              =====              =====              =====


------------

(1) On January 31, 1996, the Company changed its fiscal year end from March 31 to January 31.

(2) Certain of the Company's acquired stores have not performed as anticipated at the time of purchase. The results from these operations through the end of fiscal 1996 led management to assess the realizability of the goodwill recorded for these acquisitions, the result of which indicated a permanent impairment of goodwill necessitating a write-off totaling $6.6 million. See "--Results of Operations--Year Ended January 31, 1997 Compared to Ten Month Period Ended

         January 31, 1996--Goodwill Impairment" and Note 2 of Notes to Consolidated Financial Statements.

(3) Represents a non-recurring charge of $4.9 million related to the mergers with Image and Bailey & Roberts which were accounted for as poolings-of-interests.


         YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED JANUARY 31, 1997

         Total Revenues. Total revenues increased 17.9% to $365.1 million for the year ended January 31, 1998 ("fiscal 1998") from $309.7 million for the year ended January 31, 1997 ("fiscal 1997"). The components of total revenues are discussed below:

                  Sales of Floorcovering Products. Sales of floorcovering products increased 21.0% to $303.6 million for fiscal 1998 from $251.0 million for fiscal 1997. Sales of floorcovering products in company-owned stores increased 29.6% to $137.6 million for fiscal 1998 from $106.2 million for fiscal 1997. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisitions of floorcovering retailers and, to a lesser extent, to increased same-store sales. The results of these acquired retailers are not fully reflected in the prior year periods, as such acquisitions were made at various times during the year. Sales of manufactured carpet increased 14.6% to $152.0 million for fiscal 1998 from $132.6 million for fiscal 1997. Unit sales of manufactured carpet increased 22.3% to 27.4 million square yards for fiscal 1998 from 22.4 million square yards for fiscal 1997. Sales from the Company's two distribution centers amounted to $14.0 million for fiscal 1998 compared to $12.2 million for fiscal 1997.

                  Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 13.7% to $29.9 million for fiscal 1998 from $26.3 million for fiscal 1997. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees, and an expansion of advertising services offered by the Company.

                  Fiber and PET Sales. Sales of fiber and PET decreased 9.7% to $26.1 million for fiscal 1998 from $28.9 million for fiscal 1997. Unit sales increased 13.1% to 64.0 million pounds for fiscal 1998 from 56.6 million pounds for fiscal 1997. The unit sales increase was the net result of an increase in PET sales, partially offset by a decline in fiber sales, as additional pounds of fiber were allocated to carpet manufacturing. The average selling price per pound of fiber and PET declined by 20.0% compared to the prior year period, resulting in lower revenue despite higher shipments during the period.

         Gross Profit. Gross profit increased 32.4% to $115.7 million for fiscal 1998 from $87.4 million for fiscal 1997. As a percentage of total revenue, gross profit was 31.7% for fiscal 1998 compared to 28.2% for fiscal 1997. Contributing to the increase in gross profit as a percentage of total revenue was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floorcovering products and a lower cost of raw materials at Image.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.0% to $84.0 million for fiscal 1998 from $72.4 million for fiscal 1997. Increases in operating expenses on an absolute basis reflect an overall growth in the size of the Company's operations required to serve the growing retail base, as well as increased selling costs at Image related to the addition of sales people to service newly created territories. As a percentage of total revenue, selling, general and administrative expenses decreased to 23.0% for fiscal 1998 from 23.4% for fiscal 1997 as a result of spreading fixed costs over a larger revenue base.

         Interest Expense, Net. Net interest expense decreased 10.6% to $5.7 million for fiscal 1998 from $6.4 million for fiscal 1997 due principally to a reduction in debt of approximately $47.9 million with the net proceeds from a public offering in February 1997. In October 1997, the Company completed the sale of $100 million of 9-1/4% Senior Subordinated Notes which increased interest expense in the last quarter of fiscal 1998.

         Income Tax Expense. The Company recorded income tax expense of $10.3 million for fiscal 1998 compared to $1.9 million for fiscal 1997. The increase in tax expense is due to higher net income for fiscal 1998, as compared to fiscal 1997. The effective tax rate for fiscal 1998 was 39.0%.

         Extraordinary Charge. An extraordinary charge was recorded in fiscal 1998 for the write-off of unamortized financing fees associated with the Company's credit facility, which was replaced during fiscal 1998. The resultant one-time charge amounted to $785,000, net of an income tax benefit of approximately $546,000.

         Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $15.4 million for fiscal 1998 compared to net earnings of $2.1 million for fiscal 1997.


         YEAR ENDED JANUARY 31, 1997 COMPARED TO TEN MONTH PERIOD ENDED JANUARY 31, 1996

         Total Revenues. Total revenues increased 36.1% to $309.7 million fiscal 1997 from $227.6 million for the ten month period ended January 31, 1996 ("fiscal 1996"). The primary components of total revenues are discussed below.

                  Sales of Floorcovering Products. Sales of floorcovering products increased 34.5% to $251.0 million for fiscal 1997 from $186.6 million for fiscal 1996. Sales of floorcovering products in Company-owned stores increased 44.5% to $106.2 million for fiscal 1997 from $73.5 million for fiscal 1996. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisitions of floorcovering retailers and, to a lesser extent, to internal growth. The results of these acquired retailers are not fully reflected in the prior year periods as such acquisitions were made at various times during the year. Sales of manufactured carpet increased 30.0% to $132.6 million for fiscal 1997 from $102.0 million for fiscal 1996. Unit sales of manufactured carpet increased 31.8% to 22.4 million square yards for fiscal 1997 from 17.0 million square yards for fiscal 1996. Sales from the Company's two distribution centers amounted to $12.2 million for fiscal 1997 and $11.1 million for fiscal 1996, largely representing sales to the Company's franchisees.

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

         Gross Profit. Gross profit increased 32.8% to $87.4 million for fiscal 1997 from $65.8 million for fiscal 1996. As a percentage of total revenues, gross profit was 28.2% for fiscal 1997 compared to 28.9% for fiscal 1996. The Company recognized a charge in the amount of $700,000 in fiscal 1997 to increase reserves for discounts and warranties at its manufacturing subsidiary, Image. Also contributing to the decrease in gross profit as a percentage of total revenues was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floorcovering products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.3% to $72.4 million for fiscal 1997 from $59.2 million for fiscal 1996. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.4% for fiscal 1997 from 26.0% for fiscal 1996 as a result of spreading fixed costs over a larger revenue base. Additionally, the Company reduced certain note receivable reserves totaling $350,000 which favorably affected net earnings by approximately $210,000.

         Several non-recurring items also impacted fiscal 1996 expenses. In December 1995, the Company announced the execution of a letter of intent for the merger of the Company into Shaw which negotiations were subsequently terminated on January 12, 1996 resulting in non-recurring merger transaction costs and material interruptions to advertising, brokerage and franchise revenue in fiscal 1996. In addition, the Company incurred additional expenses in fiscal 1996 resulting from the move to the new headquarters facility as well as additional expenses associated with the opening of new stores and significant growth in personnel.

         Goodwill Impairment. Certain of the Company's acquired stores have not performed as anticipated at the time of purchase. The results from these operations through the end of fiscal 1996 led management to a re-evaluation of operations that indicated significant strategic and operational changes would be necessary at certain stores, including changes in the customer mix, changes of location, and changes in store design and merchandising. These factors caused management to assess the realizability of the goodwill recorded for these acquisitions, the result of which indicated a permanent impairment of goodwill resulting in the Company recording a goodwill impairment charge of $6.6 million for fiscal 1996. See Note 2 of Notes to Consolidated Financial Statements.

         Merger-Related Costs. The Company recorded merger-related costs of $4.9 million for fiscal 1997 relating to the mergers with Image and Bailey & Roberts which were accounted for as poolings-of-interests. The charge includes both transaction costs, as well as severance costs and the elimination of redundant systems.

         Interest Expense, Net. Net interest expense increased 48.8% to $6.4 million for fiscal 1997 from $4.3 million for fiscal 1996 due principally to financing associated with capital expenditures in the manufacturing operations and increased working capital requirements.

         Income Tax Expense. The Company recorded income tax expense of $1.9 million for fiscal 1997 compared to $100,000 for fiscal 1996. Income tax expense for fiscal 1997 reflects the impact of non-deductible expenses associated with the merger with Image and Bailey and Roberts. The effective tax rate for fiscal 1997 was 47.3%.

         Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $2.1 million for fiscal 1997 compared to a net loss of $4.2 million for fiscal 1996.

QUARTERLY RESULTS AND SEASONALITY

         Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters. Historically, the Company's retail floorcovering sales are subject to some seasonal fluctuation typical to this industry, with higher sales occurring in the summer and fall months of the Company's second and third quarters, and lower sales occurring during the fourth quarter holiday season. Increases occur in the second quarter as construction schedules increase during the summer, and the largest increase occurs in the third quarter as a consequence of a combination of ongoing construction, fall and pre-Christmas home remodeling.

                                           FISCAL 1997                                      FISCAL 1998
                         ---------------------------------------------     -------------------------------------------
                          FIRST      SECOND       THIRD        FOURTH       FIRST      SECOND       THIRD      FOURTH
                         QUARTER     QUARTER     QUARTER       QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                         -------     -------     --------      -------     -------     -------     -------     -------
                                                                 (IN THOUSANDS)
Total revenues .....     $73,242     $76,081     $ 82,139      $78,259     $86,225     $92,243     $98,328     $88,331
Gross profit .......      20,284      20,408       23,836       22,903      27,070      29,172      31,476      28,028
Operating profit ...       3,159       1,275        5,843        4,788       6,632       8,447       9,821       6,891
Net earnings
(loss) .............       1,152           8       (1,112)(1)    2,097       3,251       4,585       4,397(2)    3,138

------------

(1)      Includes merger-related costs of $4.7 million.

(2)      Includes extraordinary charge of $785,000, net of tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's primary capital requirements are for new store openings, investments in the manufacturing operations, working capital and acquisitions. The Company historically has met its capital requirements through a combination of cash flow from operations, net proceeds from the sale of the Company's equity and debt securities, bank lines of credit and standard payment terms from suppliers.

         In March 1997, the Board of Directors of the Company authorized management to repurchase up to 1,000,000 shares of Common Stock of the Company. In October 1997, the Board of Directors of the Company authorized management of the Company to repurchase up to an additional 1,000,000 shares of Common Stock. As of April 1, 1998, the Company had repurchased 1.2 million shares of its Common Stock in the open market for a total purchase price of $14.9 million. These purchases were financed from borrowings under the Company's Credit Facility (as defined herein). The ability of the Company to repurchase its own shares is limited by the terms of the Senior Notes (as defined herein) and the Credit Facility.

         Credit Facility. On August 26, 1997 and as amended on September 24, 1997, the Company established a credit facility providing for aggregate commitments of $110 million (the "Credit Facility"). The Credit Facility consists of (i) a $50.0 million revolving credit facility of which $40.0 million was available for borrowings on April 1, 1998, and which matures in August 2000,
(ii) a $29.0 million term loan that matures in December 2002, and (iii) a special purpose letter of credit in the amount of up to $31.0 million for use as credit support for the Summerville Loan to be used to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia that matures in September 2017. As of April 1, 1998, the Company had $10.0 million outstanding under the revolving credit facility and no borrowings outstanding under the term loan. No amounts have been drawn on the letter of credit. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. The Credit Facility contains customary covenants. The Company has obtained waivers of certain of these covenants in connection with its investment in a company in which A.J. Nassar, the President and Chief Executive Officer of the Company, is a director and shareholder and in connection with certain loans to Mr. Nassar. See "Item 12. Certain Relationships and Related Transactions." As of the date hereof, the Company was in compliance with, or obtained waivers of all violations of, all covenants under the Credit Facility.

         Summerville Loan. Effective September 1, 1997, the Development Authority of the City of Summerville, Georgia (the "Authority") issued Exempt Facility Revenue Bonds in an aggregate principal amount of $30.0 million (the "Facility Revenue Bonds"). On September 17, 1997 the Authority loaned (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance, in whole or in part, the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Facility Revenue Bonds and the interest thereon are special, limited obligations of the Authority payable solely from the revenues and income derived from a loan agreement between Image and the Authority, which revenues and income have been pledged and assigned by Image to secure payment thereof, and funds which may be drawn under the special purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature on September 1, 2017 and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan equals the interest rate on the Facility Revenue Bonds.

         Senior Notes. On October 16, 1997, the Company completed the sale of $100 million of 9-1/4% Senior Subordinated Notes ("Senior Notes") due 2007 to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933 (the "Notes Offering"). The net proceeds to the Company from the offering of the Senior Notes were approximately $96 million, net of an issue discount and fees and related costs. The Company used the net proceeds from the offering of the Senior Notes to repay all borrowings outstanding under its revolving credit agreements of approximately $82.7 million and for general corporate purposes, including capital expenditures.

         Each of the Company's subsidiaries have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

         Synthetic Lease Financing. On April 9, 1998, the Company and its subsidiaries established a $13 million short-term end-loaded lease facility, also referred to as a synthetic lease facility, with First Union National Bank (the "Bridge Facility"). Under the Bridge Facility, which is scheduled to mature no later than July 31, 1998, the Company has the ability to direct First Union to make loans to First Security Bank National Association (the "Trustee"), in its capacity as the owner-trustee, principally for acquisition or expansion of CarpetMAX store locations, which financed locations are then leased back by the Trustee to the Company or a designated subsidiary.

         The Company is presently negotiating with First Union to establish a long-term synthetic lease facility (the "Permanent Facility") in an amount of not less than $50 million. The Permanent Facility will be used to repay the Bridge Facility, to further finance the acquisition or expansion of CarpetMAX store locations and to expand the Company's Gallery franchise program, all under a master lease arrangement with one or more trustees yet to be determined. It is anticipated that the Permanent Facility will be established during the second quarter of fiscal 1999.

         Other Debt. As of January 31, 1998, the Company also had approximately $400,000 of debt outstanding under various term loans at interest rates ranging from 6.0% to 13.0%.

         Cash Flows. During fiscal 1998, operating activities used $3.2 million compared to $17.8 million provided in fiscal 1997. The decrease in cash provided by operating activities resulted primarily from an increase in accounts receivables and inventories. The increase in accounts receivables and inventories was mainly due to higher sales of floorcovering products to franchisees and other carpet retailers.

         During fiscal 1997, operating activities provided $17.8 million compared to a use of $5.2 million for fiscal 1996. The increase in cash provided by operating activities resulted primarily from a decrease in inventories, which was principally attributable to substantially reduced raw material unit costs and reduced raw material quantities. The decrease in inventory was also partially due to higher sales of floorcovering products to franchisees and other carpet retailers. Also contributing was an increase in accounts payable and accrued expenses relating to construction in progress.

         During fiscal 1998, investing activities used $49.0 million compared to $18.7 million for fiscal 1997. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations, the purchase of carpet retailers, and the purchase of real estate for the expansion of retail stores.

         During fiscal 1997, investing activities used $18.7 million compared to $29.4 million for fiscal 1996. The decrease is primarily due to a decrease in acquisitions during fiscal 1997, which was partially offset by a $1.9 million increase in capital expenditures.

         During fiscal 1998 financing activities provided $74.6 million compared to $3.1 million provided in fiscal 1997. This increase is primarily due to proceeds received from the issuance of common stock in a pubic offering and the issuance of Senior Notes, partially offset by the Company's repurchase of Common Stock and repayment of amounts outstanding under its credit facilities.

         During fiscal 1997, financing activities provided $3.1 million compared to $36.5 million provided in fiscal 1996. This decrease is primarily due to decreased borrowings during fiscal 1997, in connection with reduced uses for investing activities and improved cash flows from operations.

         Capital Expenditures. The Company anticipates that it will require approximately $15 million for the remainder of fiscal 1999 to (i) open approximately 35 new Gallery stores (assuming approximately 60% of such stores will be located on Company-owned property and the remainder on leased property),
(ii) reconfigure three existing CarpetMAX stores, (iii) expand its manufacturing capacity and (iv) upgrade its management information systems. The Company estimates that capital expenditures to open a new Gallery store at a leased location will average approximately $125,000, net of supplier participations and landlord allowances, which average approximately $50,000 per store. The Company estimates that capital expenditures to open a Company-owned location will average approximately $1.0 million, net of supplier participations. Pre-opening expenses will be approximately $50,000 per store. The actual costs that the Company will incur in opening a new Gallery store cannot be predicted with precision because the opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions and the extent of the build-out required at the selected site. The Company anticipates that it will require approximately $28 million during the remainder of fiscal 1999 for capital expenditures at Image, including approximately $12 million associated with the expansion of Image's polyester fiber production capacity.

         The Company believes that the net proceeds from the Notes Offering, borrowings under the Credit Facility, the Summerville Loan and cash flows from operating activities will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations through fiscal 1999. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced or, if so, whether it can be refinanced on terms acceptable to the Company. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on the assessment of the Company's information technology personnel, management presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the affects of the Year 2000 issue will be mitigated. All costs associated with analyzing the Year 2000 issue or making conversions to existing software are being expensed as incurred.

         The Company is planning formal communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's results of operations.

         The Company will utilize predominantly internal resources to reprogram, or replace, and test the Company's software for Year 2000 compliance by June 1999, which is prior to any anticipated impact on its operating systems. Management has not estimated a total cost of the Year 2000 issues; however, such costs are not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

         The costs to the Company of Year 2000 compliance and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets - January 31, 1998 and 1997

                  Consolidated Statements of Operations - Years ended January
                      31, 1998 and 1997 and Ten Months ended January 31, 1996

                  Consolidated Statements of Stockholders' Equity - Years ended
                      January 31, 1998 and 1997 and Ten Months ended January 31, 1996

                  Consolidated Statements of Cash Flows - Years ended January
                      31, 1998 and 1997 and Ten Months ended January 31, 1996

                  Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Maxim Group, Inc.:


We have audited the accompanying consolidated balance sheets of THE MAXIM GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of January 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Maxim Group, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP





Atlanta, Georgia
April 2, 1998

                              THE MAXIM GROUP, INC.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 1998 AND 1997

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                     ASSETS

                                                                                           1998           1997
                                                                                         ---------     ----------
CURRENT ASSETS:
    Cash and cash equivalents, including restricted cash of $22,786 at 1998              $  28,880     $    6,439
    Current portion of franchise license fees receivable, net of allowance for
       doubtful accounts of $528 and $328 at 1998 and 1997, respectively                     3,107          2,070
    Trade accounts receivable, net of allowance for doubtful accounts of $1,917
       and $1,380 at 1998 and 1997, respectively                                            56,432         43,487
    Accounts receivable from officers and employees                                          1,593          1,195
    Current portion of notes receivable from franchisees and related parties, net of allowance for doubtful accounts of $261 and $351 at 1998 and 1997,
       respectively                                                                          1,165          1,034
    Inventories                                                                             54,693         42,148
    Refundable income taxes                                                                  2,558          1,311
    Deferred income taxes                                                                    5,714          3,859
    Prepaid expenses                                                                         3,406          2,526
                                                                                         ---------     ----------
              Total current assets                                                         157,548        104,069

PROPERTY, PLANT, AND EQUIPMENT, NET                                                        137,207        101,403

FRANCHISE LICENSE FEES RECEIVABLE, LESS CURRENT PORTION, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $210 AT 1998 AND 1997                                               2,718          1,349

NOTES RECEIVABLE FROM FRANCHISEES, LESS CURRENT PORTION                                      3,506            477

INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $1,626 AND $1,232 AT 1998
    AND 1997, RESPECTIVELY                                                                  13,640         10,204


OTHER ASSETS                                                                                 6,875          2,171
                                                                                         ---------     ----------
                                                                                         $ 321,494     $  219,673
                                                                                         =========     ==========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1998            1997
                                                         ---------       ---------

CURRENT LIABILITIES:
    Current portion of long-term debt                    $     384       $   2,532
    Current portion of capital lease obligations               501             537
    Rebates payable to franchisees                           3,975           3,471
    Accounts payable                                        23,376          23,583
    Accrued expenses                                        14,333          12,232
    Deferred revenue                                         1,750             967
    Deposits                                                 2,897           2,460
                                                         ---------       ---------
              Total current liabilities                     47,216          45,782

LONG-TERM DEBT, LESS CURRENT PORTION                       129,349          91,100

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION              1,429           2,120

DEFERRED INCOME TAXES                                        9,725           4,517
                                                         ---------       ---------
              Total liabilities                            187,719         143,519
                                                         ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $.001 par value; 1,000
       shares authorized, no shares issued
       or outstanding                                           --              --
    Common stock, $.001 par value; 25,000
       shares authorized, 17,352 and 12,800
       shares issued at 1998 and 1997, respectively             17              13
    Additional paid-in capital                             119,264          62,124
    Retained earnings                                       29,388          14,017
    Treasury stock, 1,221 shares at 1998, at cost          (14,894)             --
                                                         ---------       ---------
                 Total stockholders' equity                133,775          76,154
                                                         ---------       ---------
                                                         $ 321,494       $ 219,673
                                                         =========       =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              THE MAXIM GROUP, INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

                    AND THE TEN MONTHS ENDED JANUARY 31, 1996

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                             1998           1997           1996
                                                          ---------      ---------      ---------
REVENUES:
   Sales of floorcovering products                        $ 303,560      $ 250,968      $ 186,568
   Fees from franchise services                              29,860         26,336         13,432
   Fiber and PET sales                                       26,059         28,853         24,072
   Other                                                      5,648          3,564          3,479
                                                          ---------      ---------      ---------
            Total revenues                                  365,127        309,721        227,551

COST OF SALES                                               249,381        222,290        161,723
                                                          ---------      ---------      ---------
            Gross profit                                    115,746         87,431         65,828

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                83,955         72,366         59,197

GOODWILL IMPAIRMENT CHARGE                                       --             --          6,569

MERGER--RELATED COSTS                                            --          4,900             --

OTHER (INCOME) EXPENSE:
   Interest income                                           (1,233)          (613)          (415)
   Interest expense                                           6,948          7,006          4,695
   Other, net                                                  (394)          (302)           (78)
                                                          ---------      ---------      ---------
            Earnings (loss) before income taxes
            and extraordinary charge                         26,470          4,074         (4,140)


INCOME TAX EXPENSE                                           10,314          1,929            105
                                                          ---------      ---------      ---------
            Earnings (loss) before extraordinary
            charge                                           16,156          2,145         (4,245)


EXTRAORDINARY CHARGE--EARLY RETIREMENT OF DEBT,
NET OF INCOME TAX BENEFIT                                       785             --             --
                                                          ---------      ---------      ---------
NET EARNINGS (LOSS)                                       $  15,371      $   2,145      $  (4,245)
                                                          =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic:
      Earnings (loss) before extraordinary charge         $    1.00      $    0.16      $   (0.32)
      Extraordinary charge                                    (0.05)            --             --
                                                          ---------      ---------      ---------
      Basic earnings (loss)                               $    0.95      $    0.16      $   (0.32)
                                                          =========      =========      =========

   Diluted:
      Earnings (loss) before extraordinary charge         $    0.96      $    0.15      $   (0.32)
      Extraordinary charge                                    (0.04)            --             --
                                                          ---------      ---------      ---------
      Diluted earnings (loss)                             $    0.92      $    0.15      $   (0.32)
                                                          =========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                     16,158         13,468         13,301
                                                          =========      =========      =========

   Diluted                                                   16,766         13,937         13,301
                                                          =========      =========      =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                              THE MAXIM GROUP, INC.

                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

                    AND THE TEN MONTHS ENDED JANUARY 31, 1996

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)







                                                   COMMON STOCK       ADDITIONAL
                                              ---------------------     PAID-IN    RETAINED   TREASURY
                                               SHARES        AMOUNT    CAPITAL    EARNINGS     STOCK       TOTAL
                                              ----------     ------   ----------  ---------  ---------  ----------
BALANCE, MARCH 31, 1995                       11,927,157      $12     $  55,421    $15,991   $           $ 71,424
                                                                                                    -

   Issuance of stock                             442,857        -         4,825          -          -       4,825
   Stock options exercised                        27,266        -           146          -          -         146
   Net loss                                            -        -             -     (4,245)         -      (4,245)
                                              ----------      ---     ---------    -------   --------    --------
BALANCE, JANUARY 31, 1996                     12,397,280       12        60,392     11,746          -      72,150

   Purchase and retirement of treasury           (28,000)       -          (336)         -          -        (336)
      shares
   Issuance of stock                              93,333        -         1,278          -          -       1,278
   Stock options exercised                        95,576        -           719          -          -         719
   Pooling of Bailey & Roberts                   242,288        1            71        126          -         198
   Net earnings                                        -        -             -      2,145          -       2,145
                                              ----------      ---     ---------    -------   --------    --------
BALANCE, JANUARY 31, 1997                     12,800,477       13        62,124     14,017          -      76,154

   Purchase of 1,221,000 treasury shares               -        -             -          -    (14,894)    (14,894)
   Issuance of stock                           3,372,365        3        50,240          -          -      50,243
   Stock options exercised                     1,179,679        1         6,900          -          -       6,901
   Net earnings                                        -        -             -     15,371          -      15,371
                                              ----------      ---     ---------    -------   --------    --------
BALANCE, JANUARY 31, 1998                     17,352,521      $17      $119,264    $29,388   $(14,894)   $133,775
                                              ==========      ===      ========    =======   ========    ========







              The accompanying notes are an integral part of these
                            consolidated statements.

                              THE MAXIM GROUP, INC.

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

                    AND THE TEN MONTHS ENDED JANUARY 31, 1996

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                  1998           1997           1996
                                                               ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                         $  15,371      $   2,145      $  (4,245)
                                                               ---------      ---------      ---------
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used
      in) operating activities:
         Goodwill impairment charge                                   --             --          6,569
         Depreciation and amortization                            11,950         10,518          8,008
         Deferred income taxes                                     3,353            335         (2,370)
         Loss on sale of assets                                      469            367            124
         Changes in assets and liabilities:
            Increase in receivables                              (18,651)       (10,254)        (2,652)
            Decrease (increase) in inventories                   (12,410)         7,544        (10,098)
            Decrease (increase) in refundable income taxes        (1,247)           866         (1,118)
            Increase in prepaid expenses and other assets         (5,575)        (1,865)          (365)
            Increase in rebates payable, accounts
               payable, accrued expenses,
               deferred revenue, and deposits                      3,518          8,164            955
                                                               ---------      ---------      ---------
                 Total adjustments                               (18,593)        15,675           (947)
                                                               ---------      ---------      ---------
                 Net cash provided by (used in)
                 operating activities                             (3,222)        17,820         (5,192)
                                                               ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (47,673)       (17,444)       (15,580)
   Proceeds from sale of assets                                       52             47             34
   Acquisitions, net of cash acquired                             (1,339)        (1,284)       (13,875)
                                                               ---------      ---------      ---------
                 Net cash used in investing activities           (48,960)       (18,681)       (29,421)
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                    47,243            606             --
   Proceeds from exercise of stock options                         6,901            719            146
   Purchase of treasury stock                                    (14,894)          (336)            --
   Net proceeds from issuance of debt                            162,580         89,806         37,718
   Principal payments on long-term debt                         (126,478)       (87,241)        (1,179)
   Principal payments on capital lease obligations                  (729)          (461)          (230)
                                                               ---------      ---------      ---------
                 Net cash provided by financing activities        74,623          3,093         36,455
                                                               ---------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         22,441          2,232          1,842

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,439          4,207          2,365
                                                               ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  28,880      $   6,439      $   4,207
                                                               =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                 $   4,956      $   7,123      $   4,073
                                                               =========      =========      =========

      Income taxes                                             $   6,672      $     293      $   3,189
                                                               =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
      Common stock issued in connection with
      acquisitions                                             $   3,000      $     672      $   4,825
                                                               =========      =========      =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                              THE MAXIM GROUP, INC.

                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JANUARY 31, 1998, 1997, AND 1996

              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



  1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      The Maxim Group, Inc. and subsidiaries (the "Company" or "Maxim") are engaged in retail and commercial sales of floorcovering products. The Company is also engaged in the sale of franchises for the retail floorcovering industry and other related products and services to its franchisees. At January 31, 1998, the Company had 373 franchisees under contract. Image Industries, Inc. ("Image"), a wholly owned subsidiary of Maxim, is engaged in the manufacturing of residential carpet and plastics recycling. The carpet is made from polyester fiber which Image produces. Plastics recycling products are the result of converting postconsumer plastics into polyethylene terephthalate ("PET") flake, pellet, or polyester fiber. The recycled plastics products are either used internally in the manufacturing of carpet or are sold externally to various customers. Management does not believe that the Company is dependent on any one vendor for product purchases and that the loss of any single vendor would not have a significant adverse effect on the Company's results of operations.

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of The Maxim Group, Inc. and all wholly owned subsidiaries. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated. The financial statements give retroactive effect to the merger of the Company and Image on August 30, 1996, which was accounted for as a pooling-of-interests, as described in Note 3 to the financial statements.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates depending on certain risks and uncertainties. Potential risks and uncertainties include such factors as the financial strength of the retail industry, the level of consumer spending for floorcovering products, the amount of sales of the

      Company's floorcovering products, the competitive pricing environment, and the success of planned advertising, marketing, and promotional campaigns.

      FISCAL YEAR

      The Company changed its year-end from March 31 to January 31 in fiscal year 1996. As a result, the fiscal year ended January 31, 1996 contains ten months. The fiscal years ended January 31, 1998 and 1997 contain 12 months.

      CASH AND CASH EQUIVALENTS

      Cash balances include short-term interest-bearing deposits with original maturities of 90 days or less. Short-term investments are stated at cost, which approximates fair value. Restricted cash of $22,786 at January 31, 1998 consists of proceeds received from the sale of facility revenue bonds to finance the expansion of Image's fiber extrusion capabilities at one of its plants.

      ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

      Revenue from retail and commercial sales is recognized upon completion of the installation of floorcoverings or at the time of delivery for floorcoverings not installed by the Company or its authorized installers. Sales from the manufacturing operations are recognized at the time related goods are shipped.

      The Company recognizes franchise license fees as income on the date the related franchise agreement is signed; at which time, the Company has performed substantially all of its obligations under the franchise agreement. Some franchise agreements contain provisions which, under defined circumstances, would require the Company to refund a portion or all of the franchise license fee. Franchise revenues associated with these contracts, which are not material at January 31, 1998 or 1997, have been deferred until these obligations are fulfilled.

      The Company finances a portion of the sale of franchises over a term of four years, generally at 10% interest. An allowance for doubtful accounts is provided based on the Company's collection experience and periodic reviews of the accounts.

      FEES FROM FRANCHISE SERVICES

      The Company negotiates volume rebates with various floorcovering manufacturers on behalf of its franchisees. In exchange for this service, the Company earns a portion of the rebates as the shipments are made to its franchisees. The rebates are paid directly to the Company by the manufacturers throughout the year. The franchisees typically receive their portions of the rebates semiannually in February and July. Accordingly, the Company has recorded revenue, receivables from manufacturers, and rebates payable to franchisees related to these rebates.

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

      INVENTORIES

      Inventories, consisting of goods held for resale, are recorded at the lower of cost or market. Cost is determined on a specific identification basis for retail sales, and Image applies the standard cost method, both of which approximate the first-in, first-out method. The Company's inventories consist of the following:

                                           1998           1997
                                          -------        -------


              Retail                      $18,055        $15,500
              Image                        36,638         26,648
                                          -------        -------
                                          $54,693        $42,148
                                          =======        =======


      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are recorded at cost, which includes interest on funds borrowed to finance construction. When retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized, is reflected in the consolidated statements of operations.

      The Company's buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. The Company's property and equipment are depreciated using the following estimated useful lives:

              Buildings                                10 to 40 years
              Leasehold improvements                   3 to 20 years
              Machinery and equipment                  5 to 10 years
              Furniture and fixtures                   5 to 7 years
              Transportation equipment                 5 to 12 years

      INTANGIBLE ASSETS

      Intangible assets consist primarily of goodwill. Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of approximately $652, $564, and $668 was charged to earnings in 1998 and 1997 and the ten months ended January 31, 1996, respectively.

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

      SELF-INSURANCE

      The Company is self-insured for health care and workers' compensation up to predetermined amounts above which third-party insurance applies. Losses are accrued based on the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

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

      EARNINGS PER SHARE

      Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128. The per share amounts reported under SFAS No. 128 are not materially different than those calculated and presented under the previous method of calculation as specified under Accounting Principles Board ("APB") Opinion No. 15.

      Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and the conversion into common stock during the periods outstanding.

      A reconciliation of net earnings (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted earnings
      (loss) per common share for the years ended January 31, 1998 and 1997, and the ten months ended January 31, 1996 are as follows (in thousands, except per share data):

                                                         1998              1997              1996
                                                    ------------      ------------      ------------

Basic earnings per common share:
    Weighted average number of common shares
       outstanding                                    16,158,000        13,468,000        13,301,000
                                                    ============      ============      ============

    Earnings (loss) before extraordinary charge     $     16,156      $      2,145      $     (4,245)
    Extraordinary charge                                    (785)               --                --
                                                    ------------      ------------      ------------
    Net earnings (loss)                             $     15,371      $      2,145      $     (4,245)
                                                    ============      ============      ============

    Basic earnings (loss) per common share:
           Earnings (loss) before
              extraordinary charge                  $       1.00      $       0.16      $      (0.32)
           Extraordinary charge                            (0.05)               --                --
                                                    ------------      ------------      ------------
    Basic earnings (loss)                           $       0.95      $       0.16      $      (0.32)
                                                    ============      ============      ============

Diluted earnings per common share:
    Weighted average number of common shares
       outstanding                                    16,158,000        13,468,000        13,301,000
    Shares issued upon assumed exercise of
       outstanding stock options                         608,000           469,000               (a)
                                                    ------------      ------------      ------------
    Weighted average number of common and
       common equivalent shares outstanding           16,766,000        13,937,000        13,301,000
                                                    ============      ============      ============

    Earnings (loss) before extraordinary charge     $     16,156      $      2,145      $     (4,245)
    Extraordinary charge                                    (785)               --                --
                                                    ------------      ------------      ------------
    Net earnings (loss)                             $     15,371      $      2,145      $     (4,245)
                                                    ============      ============      ============

    Diluted earnings (loss) per common share:
           Earnings (loss) before
              extraordinary charge                  $       0.96      $       0.15      $      (0.32)
           Extraordinary charge                            (0.04)               --                --
                                                    ------------      ------------      ------------
    Diluted earnings (loss)                         $       0.92      $       0.15      $      (0.32)
                                                    ============      ============      ============


                            (a) Common equivalent shares are antidilutive for the ten months ended January 31, 1996.

      STOCK-BASED COMPENSATION PLANS

      The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in fiscal year 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies who do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments. The carrying amount of the company's credit facility and Summerville loan approximates their fair values, because interest rates on the debt are periodically adjusted and approximate current market rates. The estimated fair value for the Company's senior subordinated notes was based on quoted market prices or current rates for similar instruments with the same maturities. The estimated fair value of the Company's senior subordinated notes at January 31, 1998 was approximately $101,250 compared with a carrying value of $99,316.

      RECLASSIFICATIONS

      Certain prior year financial statement balances have been reclassified to conform with the current year presentation.


  2.  GOODWILL IMPAIRMENT

      Certain of the Company's acquisitions did not perform as anticipated at the time of purchase. Several acquired stores were closed, management was replaced, and a loss of revenues was experienced from building contracts in certain locations. The poor financial results of these stores through the end of fiscal 1996 led management to reevaluate operations. This analysis indicated that significant strategic and operational changes would be necessary at some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realizability of the goodwill recorded for these units.

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

  3.  ACQUISITIONS

      On August 30, 1996, the Company acquired all of the common stock of Image in exchange for 5,266,285 shares of the Company's common stock. The acquisition of Image has been accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's historical financial statements have been restated to include the accounts and results of operations of Image. The Company incurred approximately $4,700 in one-time costs related to the merger (primarily legal, accounting, investment advisory fees, and merger-related restructuring charges). In addition, the Company incurred an additional $200 in merger related costs related to the merger with Bailey & Roberts Flooring, Inc. ("Bailey & Roberts"). These amounts have been presented separately in the accompanying statements of operations as merger-related costs.

      The results of operations previously reported by the separate companies above and the combined amounts for the ten months ended January 31, 1996 are presented below:

                                                                       NET
                                                                     EARNINGS
                                                    REVENUES          (LOSS)
                                                     --------        -------

                The Maxim Group, Inc.               $  99,290        $(7,274)
                Image Industries, Inc.                128,261          3,029
                                                     --------        -------
                            Total                    $227,551        $(4,245)
                                                     ========        =======


      In May 1994, the Company commenced a strategy of acquiring independent floorcovering retailers, with the goal of building a company-owned chain of stores in addition to the franchise network. This acquisition program included selected franchisees and other independent dealers. The Company issued $11,100 of common stock (803,436 shares) and paid cash of approximately $15,531 to consummate those acquisitions accounted for under the purchase method. As a result of these acquisitions, the Company has recorded goodwill of $15,500 (net of goodwill impairment charge of $6,569), which is being amortized over 20 years.

      The Bailey & Roberts acquisition, in which the Company issued 242,288 shares, was accounted for as a pooling of interests. The consolidated financial statements of the Company were not restated for the Bailey & Roberts merger for the periods prior to February 1, 1996, as the effect of the restatement would not have been material to such periods.

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


  4.  PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment at January 31, 1998 and 1997 are summarized as follows:

                                                           1998          1997
                                                         --------      --------

                Land and improvements                    $  5,289      $  4,331
                Buildings and leasehold improvements       46,377        40,882
                Machinery and equipment                    95,128        83,886
                Furniture and fixtures                      4,869         3,344
                Transportation equipment                    3,313         3,207
                Construction in progress                   30,270         3,267
                                                         --------      --------
                                                          185,246       138,917
                Less accumulated depreciation
                  and amortization                         48,039        37,514
                                                         --------      --------
                                                         $137,207      $101,403
                                                         ========      ========

  5.  INVENTORIES

      Inventories at January 31, 1998 and 1997 consisted of the following:

                                                           1998          1997
                                                         --------      --------

                Raw materials                            $ 14,809      $  9,097
                Work in process                             3,363         3,271
                Finished goods                             36,521        29,780
                                                         --------      --------
                              Total                      $ 54,693      $ 42,148
                                                         ========      ========


  6.  ACCOUNTS RECEIVABLE FROM OFFICERS AND EMPLOYEES

      The Company has made loans to certain officers and employees with terms of one to five years and with interest rates approximating prime rate.


  7.  NOTES RECEIVABLE FROM FRANCHISEES AND RELATED PARTIES

      The Company has made loans to certain franchisees totaling $4,910 and $1,830 at January 31, 1998 and 1997, respectively, with principal payments due in monthly installments beginning October 1, 1995 through October 1, 2000 and interest payable monthly at the prime rate on the outstanding balance, secured by the franchisees' accounts receivable and/or inventory and equipment and personal guarantees.

      In addition, the Company has made unsecured loans to franchisees and outside directors at an interest rate of 7%, totaling $32 at each of January 31, 1998 and 1997.


  8.  LONG-TERM DEBT

      Long-term debt at January 31, 1998 and 1997 is summarized as follows:

                                                                  1998            1997
                                                                ---------       -------

                9.25% Senior subordinated notes due
                in 2007, net of discount                         $ 99,316        $     -

                Credit facility                                         -              -

                Prior credit facility                                   -         93,000

                Summerville loan due in 2017                       30,000              -

                Other debt with interest ranging
                from approximately 6% to 13%; a
                portion secured by land, building,
                transportation equipment, and other
                property and maturing at various dates
                through 2000                                          417            632
                                                                 --------        -------
                                                                  129,733         93,632

                Less current portion                                  384          2,532
                                                                 --------        -------
                Long-term debt, less current portion             $129,349        $91,100
                                                                 ========        =======


      The aggregate annual maturities of long-term debt subsequent to January 31, 1998 are as follows:

                         Year ending January 31:
                             1999                                     $    384
                             2000                                           33
                             2001                                            -
                             2002                                            -
                             2003                                            -
                             2004 and thereafter                       129,316
                                                                      --------
                                                                      $129,733
                                                                      ========

      On October 16, 1997, the Company completed the sale of $100,000 of 9 1/4% Senior Subordinated Notes ("Notes"), due 2007, to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933. The net proceeds to the Company from the offering of the Notes were approximately $96,000, net of an issue discount and fees and related costs. The Company used the net proceeds from the offering of the Notes to repay all borrowings outstanding under its revolving credit agreements of approximately $82,700 and for general corporate purposes, including capital expenditures.

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

      On August 26, 1997, as amended on September 24, 1997, the Company entered into a $110,000 credit facility (the "Credit Facility") to replace the outstanding facility. The Credit Facility consists of (i) a $50,000 revolving facility that matures three years from the closing of the Credit Facility, (ii) a $29,000 term facility that matures five years from the closing of the Credit Facility, and (iii) a $31,000 letter of credit to back the issuance of the tax-exempt facility revenue bonds used to finance the expansion of the Company's fiber extrusion capabilities. There were no borrowings outstanding under the Credit Facility as of January 31, 1998.

      Borrowings under the Credit Facility are secured by the accounts receivable, inventories, certain real and personal property, and certain intangible assets of the Company and its subsidiaries, as well as the capital stock of all the subsidiaries. Amounts outstanding under the Credit Facility bear interest at a variable rate equal to, at the Company's option, (i) the base rate (defined as the greater of the prime rate or the federal funds rate plus one-half of one percent) or (ii) the adjusted LIBOR rate, in each case plus the applicable margin. The applicable margin is 0% for loans which bear interest at the base rate and ranges from .50% to 1.25% for loans which bear interest at the adjusted LIBOR rate. The Company is required to pay the Lenders under the Credit Facility, on a quarterly basis, a commitment fee ranging from .1875% to .25%. The Company is required to pay administration fees quarterly. The Credit Facility contains a number of covenants, including, among others, covenants restricting the Company and certain of its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; the sale, lease, assignment transfer, or other disposition of assets; the making of certain investments, loans, advances, and acquisitions; and the consummation of certain transactions, such as mergers or consolidations. The Credit Facility requires the Company to meet certain financial ratios and covenants, including debt to equity, minimum tangible net worth, interest coverage, and fixed-charge coverage, each as defined.

      On August 30, 1996, the Company entered into an agreement with a bank that provided three credit facilities aggregating $125,000 (the "Prior Credit Facility"). The Prior Credit Facility was executed in conjunction with the merger of the Company and Image. Borrowings under the Prior Credit Facility were used to refinance the existing debt. The Prior Credit Facility consisted of (i) a $65,000 revolving facility, (ii) a $30,000 term facility that matured in December 2001, and (iii) a $30,000 term facility that matured in September 2003. As of January 31, 1997, the Company had fully borrowed amounts available under both term facilities and had $33,000 outstanding under the revolving facility. Amounts borrowed under the revolving facility were limited to the sum of 80% of eligible accounts receivable and 40% of eligible inventory. A fee of .5% per annum was charged on the unused revolving facility. The interest rate charged was a variable rate based on LIBOR or the prime rate at the Company's option. As of January 31, 1997, the weighted average interest rate on amounts outstanding under the Prior Credit Facility was 8.26%. The Prior Credit Facility was repaid August 26, 1997 from the Credit Facility proceeds.

      An extraordinary charge was recorded in fiscal 1998 for the write-off of unamortized financing fees associated with the Prior Credit Facility. The resultant one-time charge amounted to $785, net of an income tax benefit of $546.

      Effective September 1, 1997, the Development Authority of the City of Summerville, Georgia (the "Authority") issued exempt facility revenue bonds in an aggregate principal amount of $30,000 (the "Facility Revenue Bonds"). On September 17, 1997, the Authority loaned (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance, in whole or in part, the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Facility Revenue Bonds and the interest thereon are special limited obligations of the Authority payable solely from the revenues and income derived from the Summerville Loan agreement, in which revenues and income have been pledged and assigned by Image to secure payment thereof, and funds which may be drawn under the special purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature on September 1, 2017 and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan equals the interest rate on the Facility Revenue Bonds. As of January 31, 1998, the weighted average interest rate on the Facility Revenue Bonds was 3.7%.


  9.  LEASES

      The Company is a party to noncancelable lease agreements involving property and equipment, which extend for varying periods up to 20 years. Certain of these leases have options to renew at varying terms.

      Rental expense for operating leases amounted to $6,431, $5,225, and $4,026 for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996, respectively, including $473 in 1998, $328 in 1997, and $334 in 1996 paid to related parties.

      Included in property, plant, and equipment are the following assets held under capital leases:

                                                      RELATED
                                                       PARTY        OTHER        TOTAL
                                                       ------       ------       ------
       January 31, 1998:
           Buildings and leasehold improvements        $2,389       $1,080       $3,469
           Machinery and equipment                          -          469          469
                                                       ------       ------       ------
                     Assets under capital leases        2,389        1,549        3,938
           Less accumulated amortization                1,157          489        1,646
                                                       ------       ------       ------
       Assets under capital leases, net                $1,232       $1,060       $2,292
                                                       ======       ======       ======

       January 31, 1997:
           Buildings and leasehold improvements        $2,760       $1,080       $3,840
           Machinery and equipment                         75          626          701
                                                       ------       ------       ------
                     Assets under capital leases        2,835        1,706        4,541
           Less accumulated amortization                1,033          567        1,600
                                                       ------       ------       ------
       Assets under capital leases, net                $1,802       $1,139       $2,941
                                                       ======       ======       ======


      Minimum future lease obligations on long-term noncancelable leases in effect at January 31, 1998 are summarized as follows:

                                                                       CAPITAL LEASES
                                                                -------------------------------
                                                                RELATED                              OPERATING
                                                                 PARTY       OTHER       TOTAL         LEASES
                                                                 ------       ----       ------        -------

       Year ending January 31:
           1999                                                  $  359       $206       $  565        $ 6,928
           2000                                                     384        205          589          5,880
           2001                                                     274        161          435          4,429
           2002                                                     231        128          359          3,929
           2003                                                     204          2          206          3,446
           2004 and thereafter                                       74          0           74          8,926
                                                                 ------       ----       ------        -------
                     Total minimum lease payments                 1,526        702        2,228        $33,538
       Less amounts representing interest                           216         82          298        =======
       Less current portion                                         317        184          501
                                                                 ------       ----       ------
                                                                 $  993       $436       $1,429
                                                                 ======       ====       ======

10.   INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                                                    CURRENT       DEFERRED        TOTAL
                                                                    -------       --------        -----
                Year ended January 31, 1998:
                    U.S. federal                                     $4,806        $ 4,402        $ 9,208
                    State and local                                     636            470          1,106
                                                                     ------        -------        -------
                                                                     $5,442        $ 4,872        $10,314
                                                                     ======        =======        =======

                Year ended January 31, 1997:
                    U.S. federal                                     $  953        $   824        $ 1,777
                    State and local                                     146              6            152
                                                                     ------        -------        -------
                                                                     $1,099        $   830        $ 1,929
                                                                     ======        =======        =======

                Ten months ended January 31, 1996:
                    U.S. federal                                     $1,051        $  (858)       $   193
                    State and local                                     119           (207)           (88)
                                                                     ------        -------        -------
                                                                     $1,170        $(1,065)       $   105
                                                                     ======        =======        =======

      Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax earnings (loss) as a result of the following:

                                                                     YEAR              Year          Ten Months
                                                                     ENDED            Ended             Ended
                                                                  JANUARY 31,      January 31,       January 31,
                                                                     1998              1997             1996
                                                                  -----------      -----------       -----------
       Computed "expected" income tax expense (benefit)             $ 9,265          $1,385           $(1,408)
       Increase (reduction) in income taxes resulting from:
              Goodwill impairment charge                                  -               -             1,110
              Nondeductible merger costs                                  -             430                 -
              Nondeductible expenses                                    218             243               199
              State and local income taxes, net of
                  federal income tax benefit                            719             100               (60)
              Other, net                                                112            (229)              264
                                                                    -------          ------           -------
                                                                    $10,314          $1,929           $   105
                                                                    =======          ======           =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at January 31, 1998 and 1997 are presented below:

                                                       1998          1997
                                                    --------      --------
Deferred tax assets:
    Deductible goodwill                             $  1,035      $  1,114
    Accounts receivable, principally due
      to allowance for doubtful accounts               1,094           869
    Inventories, principally due to
       additional costs inventoried for tax
       purposes                                        1,448         1,161
    Accrued expenses                                   1,865         1,941
    Special chargereplacement stock options              116         3,126
    Net operating loss and credit carryforwards        1,307           769
    Other, net                                           762         1,161
                                                    --------      --------
              Total deferred tax assets                7,627        10,141
Deferred tax liabilities:
    Plant and equipment, principally due to
      difference in depreciation                     (11,162)       (9,605)

    Deferred franchise and other revenue                 (13)         (538)
    Other, net                                          (463)         (656)
                                                    --------      --------
              Total deferred tax liabilities         (11,638)      (10,799)
                                                    --------      --------
Net deferred tax liabilities                        $ (4,011)     $   (658)
                                                    ========      ========


      No valuation allowance was recorded against deferred tax assets at January 31, 1998 and 1997. The Company's management believes that the existing net temporary differences comprising total deferred tax assets will reverse during periods in which the Company will generate net taxable income. The Company's net operating loss carryforwards expire in 2010. Utilization of net operating loss carryforwards may be limited by the alternative minimum tax provisions.


11.   RELATED-PARTY TRANSACTIONS

      Certain of the directors also own franchises which utilize the services of the Company. Trade accounts receivable at January 31, 1998 and 1997 include amounts due from these affiliated companies of $2 and $21, respectively. In addition, rebates payable to franchisees at January 31, 1998 and 1997 include amounts due to affiliated franchises of $103 and $81, respectively.

      Included in fees from brokering floorcovering products for the year ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 are $295, $157, and $76, respectively, earned from services provided to affiliated franchises. Included in franchise services for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 are $107, $95, and $106, respectively, from services purchased by affiliated franchises.

      Included in sales of floorcovering products for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 are $2, $110, and $216, respectively, for carpet purchased by affiliated franchises.

      Included in other revenues for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 are $6, $39, and $9, respectively, for purchases by affiliated franchises.

      Included in interest expense for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 are approximately $0, $10, and $0, respectively, of interest on notes payable to stockholders.

      In August 1997, the Company invested $1,000 in North Atlantic Acquisition Corp. ("North Atlantic"), a blind pool investment vehicle. A. J. Nassar, the president and chief executive officer of the Company, is a director and a shareholder of North Atlantic. At the time of the Company's investment in North Atlantic, Mr. Nassar owned 14.1% of the outstanding Class A common stock of North Atlantic. As a result of North Atlantic's recently completed initial public offering, Mr. Nassar's percentage of ownership has been reduced to 1.7% of the outstanding shares of Class A common stock. This investment has been included in other assets in the accompanying consolidated balance sheets.

      In August 1995, the Company loaned $821 to Kevodrew Realty, Inc. ("Kevodrew"), a company controlled by A. J. Nassar, the president and chief executive officer of the Company, which bears interest at an annual rate of prime. These funds were loaned to Kevodrew to provide interim financing for the purchase by Kevodrew of a retail shopping center in Louisville, Kentucky. This loan was repaid on May 22, 1996. A primary tenant in the shopping center is a company-owned store, which has entered into a five-year lease agreement with Kevodrew, providing for annual lease payments of $89.

      As of July 31, 1998, Mr. Nassar had a note payable to the Company for $1,000, accruing interest at an annual rate of 8%. The note is to be repaid in five annual installments of $200 per year (plus accrued interest) commencing July 1, 1998.


12.   STOCKHOLDERS' EQUITY

      On February 18, 1997, the Company sold 3,175,773 shares of its common stock to the public. The Company received approximately $47,900 of proceeds from the offering, and such proceeds were utilized to reduce amounts outstanding under the Company's Prior Credit Facility.

      In March 1997, the board of directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. In October 1997, the board of directors increased the authorization for stock repurchase to 2,000,000 shares. As of January 31, 1998, the Company had repurchased 1,221,000 shares in the open market.

      The Company adopted a stock option plan in fiscal 1994 which, as amended, provides for the granting of incentive and nonqualified stock options for up to 3,000,000 shares of common stock to key employees and directors at an exercise price of at least 100% of fair market value at the date of grant. Information relating to stock options granted under the Company's stock option plan, is summarized as of January 31, 1998, 1997, and 1996 as follows:

                                                        1998            1997             1996
                                                     ---------       ---------          -------

Options outstanding at beginning of fiscal year         1,455,508        821,308         634,210
       Options granted                                  1,309,527        771,000         395,400
       Options canceled                                  (282,562)       (41,224)       (181,036)
       Options exercised                                 (148,918)       (95,576)        (27,266)
                                                        ---------      ---------         -------
Options outstanding at end of fiscal year               2,333,555      1,455,508         821,308
                                                        =========      =========         =======

Option prices per share (excluding replacement
  stock options):
       Options granted                              $10.00-$16.00   $9.75-$15.50    $9.00-$11.75
       Options canceled                             $10.25-$15.50   $5.25-$13.50    $5.25-$15.50
       Options exercised                            $ 5.25-$14.50   $5.25-$11.75    $5.25-$10.50
Options outstanding at end of fiscal year           $ 5.25-$16.00   $5.25-$15.50    $5.25-$14.50

Weighted average option prices per share:
    Options granted                                 $       12.97   $      11.91    $       9.80
    Options canceled                                $       13.05   $      11.81    $      10.07
    Options exercised                               $        9.26   $       7.21    $       6.84
Options outstanding at end of fiscal year           $       10.56   $      10.24    $       8.46

      The majority of the employee options become exercisable in increments ranging from 20% to 33 1/3% per year beginning on September 30, 1994 and ending on November 15, 2002. In addition, the Company granted options to purchase 495,000 shares of common stock to three of its outside directors at an exercise price of $5.25 to $15.00 per share, of which 480,000 shares have been exercised.

      At January 31, 1998, the outstanding options had a weighted average remaining contractual life of approximately 8.5 years and there were 1,264,462 options currently exercisable with option prices ranging from $5.25 to $15.50 with a weighted average exercise price of $10.74.

      Effective August 10, 1993, Image adopted a Plan and Agreement of Conversion (the "Conversion"), in which all previously outstanding vested and unvested stock options and unvested stock appreciation units were canceled and a like number of fully vested replacement stock options were issued. These options have an exercise price of $.01 per share and expire March 30, 2006. In connection with the grant of the replacement stock options, Image recognized a noncash, nonrecurring charge of approximately $10,388 (pretax) in the fiscal year ending March 31, 1994. In connection with the Conversion, Image has granted the option holders certain protections against possible tax consequences associated with the grant of the options. At January 31, 1998, 303,060 replacement stock options were outstanding.

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

      In connection with the merger between the Company and Image, all outstanding options under the Conversion and the Stock Option Plan were converted into like options to purchase shares in the combined entity.

      During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined in the statement had been applied.

      The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during fiscal 1998 and 1997 and the ten months ended January 31, 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in fiscal 1998, 1997, and 1996:

                                                            1998              1997            1996
                                                        ----------         ---------       ---------
                Risk-free interest rate                 5.95%-6.75%        5.5%-6.8%       5.5%-6.8%
                Expected dividend yield                 -                  -               -
                Expected lives                          7.5 YEARS          7.5 years       7.5 years
                Expected volatility                     49%                50%             50%

      The weighted average fair values of awards granted in fiscal 1998 and 1997 and the ten months ended January 31, 1996 were $6.93, $7.59, and $6.03, respectively. The total value of the options granted during the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 was computed as approximately $7,014, $4,779, and $2,100, respectively, which would be amortized over the vesting period of the options. Options vest equally over five years. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net earnings and pro forma net earnings per share for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 would have decreased to the following pro forma amounts:

                                                                  1998         1997         1996
                                                                 ------       ------       -------
       Pro forma net earnings (loss):
           As reported in the financial statements               $15,371       $2,145      $(4,245)
           Pro forma in accordance with SFAS No. 123              14,096        1,560       (4,309)
       Pro forma diluted earnings (loss) per common share:
           As reported in the financial statements               $  0.92       $ 0.15       $(0.32)
           Pro forma in accordance with SFAS No. 123                0.84         0.11        (0.32)


13.   EMPLOYMENT AGREEMENTS

      On June 4, 1997, the Company entered into a three-year employment agreement with A. J. Nassar, the president and chief executive officer of the Company. The employment agreement, as amended, provides for an annual base salary of $600, plus an annual bonus of $200, for each fiscal year the Company obtains certain earnings targets established by the board of directors. In the event of a change in control of the Company, Mr. Nassar will be entitled, during the term of his employment agreement, to terminate his employment with the Company and, subject to certain adjustments, to receive a lump-sum payment equal to two years' salary as well as 12 months' provision of employee benefits and a pro rata portion of his annual bonus. In the event Mr. Nassar is terminated by the Company without cause, he will receive, for the balance of his term of employment (not to exceed 24 months), his annual base salary. In addition, all unvested stock options will become immediately exercisable.

      The Company has entered into an employment agreement with Stan Padgett, senior executive vice president of the Company and chief executive officer of Image for a term expiring on July 30, 2000. The employment agreement provides an annual base salary of $295, plus an annual bonus at the discretion of the board of directors. In the event that Mr. Padgett's employment is terminated without cause, he is entitled to a severance payment equal to the salary which would be owed him through the remainder of the term of the agreement, but in no event less than one year's then current salary, as well as a bonus equal to the average of the two prior years' annual bonuses.

      The Company has entered into employment agreements with certain executive officers of acquired companies, the terms of which expire at various times through 2002. Such agreements provide for base salaries of approximately $950, certain severance provisions, and additional bonuses at the discretion of the board of directors.


14.   EMPLOYEE BENEFIT PLAN

      Effective April 1, 1994, the Company instituted a 401(k) retirement savings plan (the "Plan"), which is open to all Maxim employees who have completed one year of service. The Company's matching contribution is 25% of the first 6% of contributions made by the employees. The Company's matching contribution vests to the employees over six years. Employee and employer contributions to the Plan were $891 and $171, respectively, for the year ended January 31, 1998, $850 and $169, respectively, for the year ended January 31, 1997, and $822 and $128, respectively, for the ten months ended January 31, 1996.

      Effective October 1, 1994, a defined contribution plan (the "Image Plan") covering all employees of Image was created. The Image Plan is open to all employees who are 21 or older and who have completed six months of service. Participants may defer a portion of their pretax earnings up to the annual limit per the Internal Revenue Service. The Company has not made any contributions to the Image Plan for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996.


15.   COMMITMENTS AND CONTINGENCIES

      The Company has made certain commitments to expand Image's fiber extrusion capabilities at one of its plants. As of January 31, 1998, the open commitments relating to this facility were approximately $5,200. Other Company commitments include purchase commitments for raw materials at prevailing market rates.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


16.   BUSINESS AND CREDIT CONCENTRATION

      In fiscal years 1998 and 1997 and the ten months ended January 31, 1996, export sales accounted for approximately 5%, 6%, and 8%, respectively, of the Company's net revenues. Export sales are principally to customers in the Middle East, Europe, and Canada. Sales to Middle Eastern customers totaled 4%, 4%, and 5% of net revenues in fiscal years 1998 and 1997 and ten months ended January 31, 1996, respectively.

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST       SECOND     THIRD       FOURTH
                                                 QUARTER     QUARTER    QUARTER      QUARTER
                                                ---------   ---------  ---------    ---------
                                                      (In Thousands, Except Per Share Data)

Year ended January 31, 1998:
    Net revenues                                 $86,225     $92,243     $98,328      $88,331
                                                 =======     =======     =======      =======

    Gross profit                                 $27,070     $29,172     $31,476      $28,028
                                                 =======     =======     =======      =======

    Earnings before extraordinary charge         $ 3,251     $ 4,585     $ 5,182      $ 3,138

    Extraordinary charge                              --          --        (785)          --
                                                 -------     -------     -------      -------
    Net earnings                                 $ 3,251     $ 4,585     $ 4,397      $ 3,138
                                                 =======     =======     =======      =======

    Basic earnings per common share before
       extraordinary charge                      $  0.20     $  0.28     $  0.32      $  0.20

         Extraordinary charge                         --          --       (0.05)          --
                                                 -------     -------     -------      -------
         Basic earnings per common share         $  0.20     $  0.28     $  0.27      $  0.20
                                                 =======     =======     =======      =======

    Diluted earnings per common share before
       extraordinary charge                      $  0.20     $  0.28     $  0.31      $  0.19

         Extraordinary charge                         --          --       (0.05)          --
                                                 -------     -------     -------      -------
         Diluted earnings per common share       $  0.20     $  0.28     $  0.26      $  0.19
                                                 =======     =======     =======      =======


Year ended January 31, 1997:
    Net sales                                    $73,242     $76,081     $82,139      $78,259
                                                 =======     =======     =======      =======

    Gross profit                                  20,284      20,408      23,836       22,903
                                                 =======     =======     =======      =======

    Net earnings (loss)                            1,152           8      (1,112)       2,097
                                                 =======     =======     =======      =======

    Basic earnings (loss) per share              $  0.09     $    --     $ (0.08)     $  0.15
                                                 =======     =======     =======      =======

    Diluted earnings (loss) per share            $  0.08     $    --     $ (0.08)     $  0.15
                                                 =======     =======     =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers and directors of the Company:


NAME                                AGE      POSITION WITH THE COMPANY
----                                ---      -------------------------
M.B. Seretean....................   73       Chairman of the Board
A.J. Nassar......................   41       President, Chief Executive Officer and Director
H. Stanley Padgett...............   50       Senior Executive Vice President and Director; President of Image
Herb Biggers.....................   47       Chief Operating Officer
Thomas P. Leahey.................   36       Executive Vice President, Finance and Treasurer
Mack Hale........................   56       Executive Vice President, Merchandising
Sandra Fowler....................   35       Executive Vice President, Administration
H. Gene Harper...................   37       Chief Financial Officer and Secretary
David E. Cicchinelli.............   45       Director
James W. Inglis..................   54       Director
Richard A. Kaplan................   52       Chairman Emeritus and Director
J. Michael Nixon.................   53       Director
Herb Wolk........................   66       Director

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

         A.J. Nassar has served as President, Chief Executive Officer and a Director of the Company since December 1990. From 1986 to 1990, Mr. Nassar served as Vice President and Chief Operating Officer of Kenny Carpet and Linoleum, Inc., a multistore retail carpet chain in western New York. He was previously employed in the carpet manufacturing industry by Trend Carpet Mills and Queen Carpet Mills, where he was responsible for sales of floorcovering products to floorcovering retailers. Mr. Nassar also serves as a director of North Atlantic Acquisition Corp., a blind pool investment company.

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

         Herb Biggers has served in various capacities with the Company since July 1996, including Chief Operating Officer since March 1998. Mr. Biggers was a General Manager in the Expo division of The Home Depot, Inc. from January 1994 to October 1995, and the President and Chief Executive Officer of Hancock Park Associates from 1988 to 1994. Mr. Biggers' retail experience includes positions of Chief Operating Officer of Seattle Lighting Corporation, the President and Chief Executive Officer of Forecast Lighting, Inc., and President and Chief Executive Officer of Homestead Fan Company.

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

         Mack Hale has served in various capacities with the Company since May 1993, including Executive Vice President, Merchandising since April 1998. From January 1992 to May 1993, Mr. Hale served as Executive Vice President of Unituft, Inc., a floorcovering marketing support company. Mr. Hale served as Vice President of Sales and Director of Marketing of Mohawk Industries, Inc., a major carpet manufacturer, from 1983 to 1991. At Mohawk, Mr. Hale was responsible for all marketing and promotional functions. Prior to his employment at Mohawk, Mr. Hale served as Vice President, Sales of Horizon Industries, Inc., a major carpet manufacturer.

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

         David E. Cicchinelli has served as a director of the Company since October 1997. Mr. Cicchinelli has been a management consultant since November 1997 and served as the President and Chief Executive Officer of Color Tile, Inc., a retail floorcovering company, from April 1996 to October 1997. Prior to joining Color Tile, Inc., Mr. Cicchinelli served as the President and Chief Operating Officer of Carpetland USA, Inc., a retail floorcovering company, from 1984 to April 1996.

         James W. Inglis has served as a director of the Company since May 1996 and served as its Chief Operating Officer and Senior Executive Vice President from May 1996 to March 1998. Mr. Inglis has served as consultant to the Company since March 1998. From 1983 to 1996, Mr. Inglis served in various capacities with The Home Depot, Inc., a home improvement retailer, including most recently as its Executive Vice President of Strategic Development and as a member of its board of directors. Mr. Inglis serves as a director of K&G Mens Center, Inc., a clothing retailer.

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

         Paul R. Renn, age 42, has served as President of the Company's Maxim Retail Group since October 1997 and as Director of the Company's Idea Gallery Store program since June 1996. Mr. Renn served as Retail Regional Manager of the Company from October 1995 through June 1996. Prior to joining the Company, Mr. Renn served as a franchise sales person for Abbey Carpet from April 1995 to October 1995, and as a general manager for The Carpet Exchange, Inc., a retail floor covering company, from 1989 to 1995.

         Cristina L. Smith, age 33, has served as Vice President of Marketing since November 1996. Prior to joining the Company, Ms. Smith was a Marketing and Advertising Manager for the Expo division of The Home Depot, Inc. from March 1995 to November 1996. She began her retail marketing career with Mercantile Corporation in 1987 as a Computer Graphic Designer and left as Director of Newspaper Advertising and Catalogs to join Pet Stuff in 1993, where she served as the Creative Director until March 1995.


BOARD OF DIRECTORS

         The Board of Directors of the Company currently consists of eight persons. The Company's Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than 15 members, the precise number to be determined from time to time by the Board of Directors. At the Company's 1996 Annual Meeting of Shareholders held in August 1996, the Board of Directors was classified into three classes, as nearly equal in number as possible, each of which, after initial terms of one, two and three years, will serve for three years, with one class being elected each year. Directors may be removed only for cause and only upon the affirmative vote of the holders of not less than 75% of the total number of votes entitled to be cast by shareholders of the Company. The executive officers of the Company are appointed by the Board of Directors and hold office at the pleasure of the Board.

         The Company's Board of Directors has four standing committees -- the Audit Committee, the Compensation Committee, the Stock Option Committee and the Directors' Nominating Committee. The Audit Committee, which is comprised of Messrs. Kaplan and Nixon, has been assigned the principal functions of: (i) recommending the independent auditors; (ii) reviewing and approving the annual report of the independent auditors; (iii) approving the annual financial statements; and (iv) reviewing and approving summary reports of the auditor's findings and recommendations. The Compensation Committee, which is comprised of Messrs. Kaplan, Nixon, Seretean and Wolk has been assigned the functions of approving and monitoring the remuneration arrangements for senior management. The Stock Option Committee, which is comprised of Messrs. Kaplan and Wolk, has been assigned the functions of administering the Company's 1993 Stock Option Plan and granting options thereunder. The Directors' Nominating Committee, which is comprised of Messrs. Kaplan, Nassar and Wolk, has been assigned the functions of making recommendations to the full Board for the selection of director nominees.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended January 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except for Richard A. Kaplan, a director of the Company, who failed to file on a timely basis one report relating to one transaction.

         Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the Chief Financial Officer of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 11.   EXECUTIVE COMPENSATION.

         The following table provides certain summary information for the fiscal years ended January 31, 1998 and 1997 and for the ten month transition period ended January 31, 1996 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended January 31, 1998 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                        ANNUAL COMPENSATION            COMPENSATION
                                              --------------------------------------   ------------
                                                                          OTHER          NUMBER OF
         NAME AND                                                         ANNUAL          OPTIONS          OTHER
    PRINCIPAL POSITION           YEAR          SALARY        BONUS    COMPENSATION(1)     AWARDED       COMPENSATION
    ------------------           ----          ------        -----    --------------      -------       ------------
A.J. Nassar ...............      1998         $350,012      $265,000      $2,375          275,000               --
  President and Chief            1997          229,479            --       2,295          200,000               --
  Executive Officer              1996(2)       165,456        25,000       1,654          142,400(3)            --
James W. Inglis ...........      1998         $218,384      $ 75,000      $   --               --               --
  Chief Operating Officer        1997(4)       175,176            --          --          200,000         $116,250(5)
H. Stanley Padgett ........      1998         $295,000      $     --      $   --           25,000         $ 10,926
  Senior Executive               1997(6)       170,200            --          --               --               --
  Vice President                 1996(7)       284,200            --          --               --               --
Herb Biggers ..............      1998         $173,828      $ 11,250      $   --           50,000               --
  Chief Operating Officer        1997(8)        51,330        21,250          --           50,000         $  5,626
Thomas P. Leahey ..........      1998         $ 96,147      $ 30,000      $1,436           25,000               --
  Executive Vice President,      1997           75,762         6,195       1,125               --               --
  Finance                        1996(2)        58,286            --          --               --               --

-------------

(1)      Represents the Company's matching contribution under its 401(k) plan.

(2) Represents compensation for the ten-month period ended January 31, 1996, which period was the result of a change in the fiscal year end of the Company from March 31 to January 31.

(3) Includes options to purchase 40,000 shares of common stock which were subsequently canceled.

(4) Mr. Inglis joined the Company in May 1996 and served as its Chief Operating Officer until March 1998.

(5) Represents the discount to fair market value in connection with the purchase by Mr. Inglis of 50,000 shares of Common Stock from the Company in May 1996.

(6) Amounts indicated include compensation paid to Mr. Padgett by (i) the Company and Image subsequent to the acquisition of Image by the Company on August 30, 1996 and (ii) Image for the period from June 30, 1996 to August 30, 1996.

(7) Represents compensation paid to Mr. Padgett by Image for its fiscal year ended June 29, 1996.

(8) Mr. Biggers joined the Company in July 1996 and became its Chief Operating Officer in March 1998.


EMPLOYMENT AGREEMENTS

         On June 4, 1997, the Company entered into an Employment Agreement with A.J. Nassar, pursuant to which Mr. Nassar serves as Chief Executive Officer of the Company. The Employment Agreement, which was amended on January 1, 1998, is for a term of three years, expiring on June 4, 2000, and provides for an annual base salary of $600,000 plus an annual bonus of $200,000 for each fiscal year in which the Company attains certain earnings targets established by the Board of Directors. The Employment Agreement will automatically renew unless it is earlier terminated or either the Company or Mr. Nassar elect not to renew the Employment Agreement. The Employment Agreement provides for certain severance payments to be paid to Mr. Nassar in the event of a change in control of the Company. In the event of a change in control, Mr. Nassar will be entitled, during the term of his Employment Agreement, to terminate his employment with the Company and, subject to certain adjustments, to receive a lump sum cash payment equal to two years' salary, as well as 12 months' provision of employee benefits and a pro rata portion of his annual bonus. In the event Mr. Nassar is terminated by the Company without cause, he will receive during the balance of his term of employment (not to exceed 24 months), the annual base salary which would otherwise be payable to Mr. Nassar had he remained in the employ of the Company. In addition, all unvested stock options will become immediately exercisable and Mr. Nassar will receive 12 months provision of employee benefits and a pro rata portion of his annual bonus. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

         On August 30, 1996 and again on July 30, 1997, H. Stanley Padgett entered into amendments to his employment agreement with Image. Under the amended agreement, which will expire on July 30, 2000, Mr. Padgett serves as a Senior Executive Vice President of the Company and as the President and Chief Executive Officer of Image. Mr. Padgett will be entitled to receive an annual base salary of $295,000 which is subject to increase at the discretion of the Compensation Committee, plus certain specified benefits and other benefits generally available to other senior executive officers of Image. The employment agreement provides that the Compensation Committee may also grant an annual bonus to

Mr. Padgett. In the event that Mr. Padgett's employment is terminated without cause, as defined under the agreement, he is entitled to a severance payment equal to the salary which would be owed to him through the remainder of the term of the agreement, but in no event less than one years' then-current salary, as well as a bonus equal to the average of the two prior years annual bonuses. In addition, certain benefits shall be continued for a period of six months, and all unvested options held by Mr. Padgett which would vest in the year of termination shall vest in full. In the event of termination of Mr. Padgett's employment for any reason other than cause within 12 months after a change in control, the Company shall pay Mr. Padgett an amount equal to his annual base salary as then in effect, in lieu of any other severance payment, and shall continue certain benefits, including a company automobile and medical, life and disability insurance, for a period of six months. If Mr. Padgett's employment is terminated for cause, or if he voluntarily terminates his employment with Image, he shall not be entitled to a severance payment or bonus and shall be subject to a one-year noncompetition covenant. Termination of employment includes death, disability, voluntary termination by the employee or involuntary termination by Image with or without cause, which would include a material change in position or responsibility.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons served as members of the Compensation Committee of the Board of Directors during the fiscal year ended January 31, 1998. Richard
A. Kaplan, J. Michael Nixon, M.B. Seretean and Herb Wolk. None of the members of the Compensation Committee has been an officer or employee of the Company or any of its subsidiaries. Except as set forth under "Item 13. Certain Relationships and Related Transactions," there were no material transactions between the Company and any of the members of the Compensation Committee during the fiscal year ended January 31, 1998.

STOCK OPTION PLAN

         The Company has adopted a 1993 Stock Option Plan (the "Plan") for employees who are contributing significantly to the management or operation of the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price must be at least 100% (110% in the case incentive stock options granted to a holder of 10% or more of the Common Stock) of the fair market value of the Common Stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date an incentive stock option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company.

         The following table provides certain information concerning individual grants of stock options under the Plan made during the fiscal year ended January 31, 1998 to the Named Executive Officers:


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                             % OF TOTAL                                    ANNUAL RATES OF
                                              OPTIONS     EXERCISE                           STOCK PRICE
                                             GRANTED TO    OR BASE                        APPRECIATION FOR
                                OPTIONS     EMPLOYEES IN    PRICE                          OPTION TERM(1)
                                GRANTED        FISCAL      ($ PER     EXPIRATION    --------------------------
             NAME                 (#)           YEAR       SHARE)        DATE            5%             10%
             ----              ---------    ------------  --------    ----------    ----------      ----------
A.J. Nassar .............      175,000(2)       13.5%      $11.00       5/1/07      $1,210,621      $3,067,954
                               200,000(2)       15.3%       13.75      11/1/07       1,729,459       4,382,791
James W. Inglis .........           --            --           --           --              --              --
H. Stanley Padgett ......       25,000(3)        1.9%       13.75      11/1/07         216,182         547,849
Herb Biggers ............       50,000(4)        3.8%       11.50       5/1/07         361,614         916,402
Thomas P. Leahey ........       10,000(4)        0.8%       10.00       5/1/07          62,889         159,374
                                15,000(3)        1.2%       13.75      11/1/07         129,709         328,709

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

(3) Options vest in increments of 20% per year commencing on November 1, 1998.

(4)      Options vest in increments of 20% per year commencing on May 1, 1998.

       The following table provides certain information concerning options exercised during fiscal 1998 and the value of unexercised options held by the Named Executive Officers as of January 31, 1998.


                                                               NUMBER OF
                                                               UNEXERCISED             VALUE OF UNEXERCISED
                                                            OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS
                                                                 YEAR END             AT FISCAL YEAR-END (A)
                               SHARES                      -------------------        ----------------------
                             ACQUIRED ON     VALUE          EXER-      UNEXER-         EXER-         UNEXER-
NAME                         EXERCISE (#)  REALIZED($)     CISABLE     CISABLE        CISABLE        CISABLE
----                         ------------  -----------     -------     -------        -------        -------
A.J. Nassar .............           --             --      705,960      19,040      $3,824,852      $103,768
James W. Inglis .........           --             --      120,000      80,000         690,000       460,000
H. Stanley Padgett ......      275,000     $4,231,250      166,320      25,000       2,413,010        81,250
Herb Biggers ............           --             --       10,000      90,000          50,000       475,000
Thomas P. Leahey ........           --             --       55,000      25,000         620,000       118,750

---------------------------

(a) Dollar values were calculated by determining the difference between the closing price of $17.00 per share of common stock, as reported by the New York Stock Exchange on January 31, 1998, and the exercise price of the options.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 15, 1998, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


NAME AND ADDRESS                                                          NUMBER OF SHARES        PERCENTAGE OF
OF BENEFICIAL OWNER                                                     BENEFICIALLY OWNED(1)         TOTAL
-------------------                                                     ---------------------     -------------
Richard A. Kaplan.........................................                       930,000               5.7%
     7 Far View Hill
     Rochester, New York 14620
A.J. Nassar(2)............................................                     1,210,960               7.1
     210 TownPark Drive
     Kennesaw, Georgia 30144
M.B. Seretean.............................................                       677,000               4.2
H. Stanley
Padgett(3).....................................                                  179,497               1.1
Herb Biggers(4)...........................................                        20,000                 *
Thomas P. Leahey(5).......................................                        57,000                 *
David E. Cicchinelli......................................                             0                 0
James W. Inglis(6)........................................                       190,000               1.2
J. Michael Nixon..........................................                       115,000                 *
Herb Wolk.................................................                       200,000               1.2
FMR Corp.(7)..............................................                     1,206,100               7.4
     82 Devonshire Street
     Boston, Massachusetts 02109
Wellington Management Company, LLP(8).....................                     1,002,700               6.5
     75 State Street
     Boston, Massachusetts 02109
Cumberland Associates LLC(9)..............................                       876,700               5.4
     1114 Avenue of the Americas
     New York, New York 10036
All directors and executive
  officers as a group
  (13 persons)(10)........................................                     3,685,836              21.1

--------------------

     *Less than one percent of outstanding shares

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 16,306,360 shares outstanding as of April 15, 1998, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options are based upon the sum of 16,306,360 shares plus the number of shares subject to presently exercisable options held by them, as indicated in the following notes.

(2) Includes 705,960 shares of Common Stock subject to stock options exercisable within the next 60 days.

(3) Includes 166,320 shares of Common Stock subject to stock options exercisable within the next 60 days.

(4) Includes 20,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(5) Includes 57,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(6) Includes 140,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(7) According to a Schedule 13G dated February 14, 1998 filed with the Commission by FMR Corp. ("FMR"), Edward C. Johnson 3d and Abigail P. Johnson, Mr. Johnson is the Chairman of FMR and the owner of 12% of the aggregate outstanding voting stock of FMR and Ms. Johnson is a director of FMR and the owner of 24.5% of the aggregate outstanding voting stock of FMR and each may be deemed to be members of a controlling group with respect to FMR. The Schedule 13G states that (i) Fidelity Management & Research Company, a registered investment adviser and a wholly-owned subsidiary of FMR ("Fidelity"), is the beneficial owner of 956,400 shares of Common Stock as a result of acting as investment advisor to various registered investment companies (the "Funds"), (ii) Mr. Johnson, FMR (through its control of Fidelity) and the Funds each has sole power to dispose of the 956,400 shares owned by the Funds, and
         (iii) the power to vote all of the 956,400 shares resides with the Board of Trustees of the Funds. The Schedule 13G further states that
         (i) Fidelity Management Trust Company ("Fidelity Management"), a wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 249,700 shares of Common Stock as a result of it serving as investment manager of the institutional account(s) and (ii) each of Mr. Johnson and FMR (through its control of Fidelity Management) has sole voting and dispositive power over 249,700 shares of Common Stock owned by such institutional account(s). The Company makes no representation as to the accuracy or completeness of the information reported.

(8) Based on a Schedule 13G dated January 14, 1998 filed with the Commission by Wellington Management Company, LLP ("WMC"). The Company makes no representation as to the accuracy or completeness of the information reported.

(9) Based on a Schedule 13G dated April 6, 1998 filed with the Commission by Cumberland Associates LLC. The Company makes no representation as to the accuracy or completeness of the information reported.

(10) Includes an aggregate of 1,192,659 shares of Common Stock subject to stock options exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of April 1, 1998, a total of $1.0 million was owed to the Company by A.J. Nassar, the Company's President and Chief Executive Officer. The largest aggregate amount of indebtedness outstanding from Mr. Nassar to the Company since the beginning of fiscal 1998 was $1.8 million. All amounts owed by Mr. Nassar bear interest at an annual rate of 8%. Mr. Nassar has agreed to repay all outstanding obligations to the Company in five annual installments of $200,000 per year (plus accrued interest) commencing on July 1, 1998 and on each March 1 thereafter until maturity. Certain of the loans made to Mr. Nassar in the past were done without prior approval of the Board of Directors of the Company, but were later ratified by the Board. All borrowings were made by Mr. Nassar to fund certain of his personal expenses. No additional loans will be made by the Company to Mr. Nassar. The Company may in the future, however, make loans to other officers and employees in furtherance of proper corporate purposes.

          In August 1997, the Company invested $1.0 million in North Atlantic Acquisition Corp. ("North Atlantic"), a blind pool investment vehicle. A.J. Nassar, the President and Chief Executive Officer of the Company, is a director and a shareholder of North Atlantic. At the time of the Company's investment in North Atlantic, Mr. Nassar owned 14.1% of the outstanding Class A common stock of North Atlantic. As a result of North Atlantic's initial public offering in late 1997, Mr. Nassar's percentage of ownership was reduced to 1.7% of the outstanding shares of Class A common stock.

          Kevodrew Realty, Inc. ("Kevodrew"), a company controlled by A. J. Nassar, leases space to a Company-owned store in Louisville, Kentucky. Payments by the Company to Kevodrew pursuant to this lease totaled $89,983 in fiscal 1998.

          In March 1998, the Company entered into a three-year consulting agreement with James W. Inglis, a director of the Company and its former Chief Operating Officer. The consulting agreement, which is cancelable upon thirty days notice by either party, provides for Mr. Inglis to receive an annual consulting fee of $100,000, for which he will oversee merchandising and marketing of the Company's CarpetMAX stores. The consulting agreement contains non-compete provisions, effective through the actual date of termination of the consulting agreement.

          In January 1998, the Company loaned $100,000 to Herb Biggers, the Company's Chief Operating Officer and Executive Vice President--Operations. This loan bears interest at an annual rate of 8.5%, payable monthly, with principal due on demand. This loan was made to Mr. Biggers to fund certain of his personal expenses. The maximum aggregate amount of indebtedness outstanding for Mr. Biggers to the Company since the beginning of fiscal 1998 was $102,000. As of April 1, 1998, $102,000 was owed by Mr. Biggers to the Company.

          GCO leases two facilities in Montgomery, Alabama, from Dicky W. McAdams, a former director, who served on the Board of Directors of the Company from 1991 to August 1997, and the former Chairman of GCO. One of these facilities is owned directly by Mr. McAdams and the other facility is owned by a partnership in which Mr. McAdams has a 50% interest. Lease payments to Mr. McAdams and the partnership totaled $167,568 in fiscal 1998.

          Richard A. Kaplan and Herb Wolk, directors of the Company, and Ronald McSwain, a former director of the Company, own or owned floorcovering retailers which are franchisees of the Company. The following table sets forth for the periods indicated, the amounts paid to the Company by the franchisees controlled by these directors and rebates received by these franchisees. Rebate payments to these franchisees by the Company represent a pass through of volume rebates paid by various floorcovering manufacturers to the Company.

                                     FISCAL 1996                 FISCAL 1997                 FISCAL 1998
                             ------------------------    ------------------------    ------------------------
                             AMOUNTS PAID                AMOUNTS PAID                AMOUNTS PAID
           NAME               TO COMPANY      REBATES     TO COMPANY      REBATES     TO COMPANY     REBATES
-------------------------    -----------     --------    -----------     --------    ------------    --------
Richard A. Kaplan .......      $ 55,187      $ 35,909      $     --      $     --      $     --      $     --
Ronald McSwain ..........       242,550       206,453       330,602       210,113       465,048       231,743
Herb Wolk ...............        47,604        26,863        61,485        25,553       134,384        72,903
                               --------      --------      --------      --------      --------      --------
          Total .........      $345,341      $269,225      $392,087      $235,666      $599,432      $304,646
                               ========      ========      ========      ========      ========      ========

          The ability of the Company to enter into future transactions with affiliates is limited by the terms of the Senior Notes and the Credit Facility.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. Financial Statements. The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Report:

         Report of Independent Public Accountants
         Consolidated Balance Sheets - January 31, 1998 and 1997
         Consolidated Statements of Operations - Years ended January 31, 1998 and 1997 and Ten Months ended January 31, 1996
         Consolidated Statements of Stockholders' Equity - Years ended January
            31, 1998 and 1997 and Ten Months ended January 31, 1996 Consolidated Statements of Cash Flows - Years ended January 31, 1998 and 1997 and Ten Months ended January 31, 1996
         Notes to Consolidated Financial Statements

       2.Financial Statement Schedules.

       The following financial statement schedule of The Maxim Group, Inc. for the years ended January 31, 1998 and 1997 and the ten month transition period ended January 31, 1996 is included pursuant to Item 8 in Part II of this Report:

                           Report of Independent Public Accountants on Schedule ........  S-1

         Schedule II       Valuation and Qualifying Accounts ...........................  S-2

         Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form SB-2 for the Registrant, Registration No. 33-66926 (referred to as "SB-2"), (ii) Amendments No. 1 and 2 to the Registrant's Registration Statement on Form SB-2 (referred to as "SB-2 Amendment No. 1" and "SB-2 Amendment No. 2", respectively), (iii) the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995 (referred to as "1995 10-K"); (iv) the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (referred to as "1995 10-Q"), (v) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-20105 (referred to as "S- 3"), (vi) the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (referred to as "4-30-97 10-Q"),
(vii) the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997 (referred to as "7-31-97 10-Q"), (viii) a Registration Statement on Form S-4 for the Registrant, Registration No. 333-39819 (referred to as "S-4"),
(ix) a Registration Statement on Form S-4 for the Registrant, Registration No. 333-8713 (referred to as "1996 S-4"), (x) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-47299 (referred to as "S-8") and (xi) the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997 (referred to as "1997 10- K"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

          EXHIBIT
          NUMBER               DESCRIPTION OF EXHIBIT
          ------               ----------------------

            *3.1          -   Certificate of Incorporation of the Company (SB-2)

          *3.1.1          -   Certificate of Amendment dated August 29, 1996 (1997 10-K)

            *3.2          -   By-Laws of the Company (SB-2)

          *3.2.1          -   Amendment No. 1 to By-Laws effective August 29, 1996 (1997
                              10-K)

            *4.1          -   Specimen Certificate of Common Stock (SB-2 Amendment No. 2)

            *4.2          -   Indenture dated as of October 16, 1997 between The Maxim Group,
                              Inc. and its subsidiaries as Guarantors and State Street Bank and
                              Trust Company, as Trustee (S-4)

            *4.5          -   Form of The Maxim Group, Inc. 9-1/4% Senior Subordinated Notes
                              due 2007, Series B (contained in the Indenture filed as Exhibit 4.2)

           *10.1          -   1993 Incentive Stock Option Plan (SB-2)

         *10.1.1          -   Amendment No. 1 to 1993 Incentive Stock Option Plan (1995 10-K)

         *10.1.2          -   Amendment No. 2 to 1993 Stock Option Plan (1996 S-4)

         *10.1.3          -   Amendment No. 3 to 1993 Stock Option Plan (S-8)

           *10.3          -   Form of Franchise Membership Agreement (SB-2 Amendment No.
                              1, Exhibit 10.3.1)

          *10.10          -   Employment Agreement dated July 30, 1993 by and between Image
                              Industries, Inc. and H. Stanley Padgett (S-3, Exhibit 10.4)

          *10.11          -   Extension of Employment Agreement dated July 30, 1996 by and between Image Industries, Inc. and H. Stanley Padgett (S-3, Exhibit
                              10.5)

          *10.12          -   Amended Employment Agreement dated August 30, 1996 by and
                              between the Registrant, Image Industries, Inc. and H. Stanley
                              Padgett (S-3, Exhibit 10.6)

         10.12.1          -   Second Amendment to Employment Agreement dated July 30, 1997 by and among Image Industries, Inc., H. Stanley Padgett and The
                              Maxim Group, Inc.

          *10.13          -   Employment Agreement dated June 4, 1997 between the Company and A.J. Nassar (4-30-97 10-Q)

        *10.13.1          -   Amendment No. 1 dated September 25, 1997 to Employment
                              Agreement dated June 4, 1997 by and between A.J. Nassar and The
                              Maxim Group, Inc. (S-4)

         10.13.2          -   Amendment No. 2 dated January 1, 1998 to Employment Agreement dated June 4, 1997, as amended, by and between A.J. Nassar and
                              The Maxim Group, Inc.

          *10.22            -   Lease Agreement dated October 30, 1995 between Kevodrew Realty,
                                Inc. and Kinnaird & Francke Interiors, Inc. for lease of retail space in Louisville, Kentucky (1995 10-Q)

          *10.23            -   Credit Agreement dated as of August 26, 1997 between the
                                Company, certain of its subsidiaries and First Union National Bank as Administrative Agent, NationsBank, N.A. as Documentation
                                Agent, and Fleet National Bank as Co-Agent regarding $130 million
                                 Credit Facility (7-31-97 10-Q)

         10.23.1            -   Consent, Waiver and Amendment dated as of September 24, 1997 between the Company, certain of its subsidiaries, First Union
                                National Bank as Administrative Agent, NationsBank, N.A. as
                                Documentation Agent, and Fleet National Bank as Co-Agent regarding
                                $130 million Credit Facility

            12.1            -   Statement regarding computation of ratios of earnings to fixed charges

            21.1            -   Subsidiaries of the Registrant

            23.1            -   Consent of Arthur Andersen LLP

            27.1            -   Financial Data Schedule (for SEC use only)

            27.2            -   Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Maxim Group, Inc.:



         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of THE MAXIM GROUP, INC. AND SUBSIDIARIES as of January 31, 1998 and 1997 and for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996 included in the Company's Annual Report on Form 10-K for the period ended January 31, 1998, and have issued our report thereon dated April 2, 1998. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole for the years ended January 31, 1998 and 1997 and the ten months ended January 31, 1996.




/s/ ARTHUR ANDERSEN LLP





Atlanta, Georgia
April 2, 1998

                                                                     SCHEDULE II


                              THE MAXIM GROUP, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997

                    AND THE TEN MONTHS ENDED JANUARY 31, 1996

                                 (IN THOUSANDS)



                                              BALANCE AT       CHARGE TO    CHARGES TO                         BALANCE
                                              BEGINNING        COSTS AND      OTHER                             AT END
                                               OF YEAR          EXPENSE     ACCOUNTS (B)     DEDUCTIONS        OF YEAR
                                               -------          -------     ------------     ----------        -------
TEN MONTHS ENDED JANUARY 31, 1996:
   Allowance for doubtful accounts (a)          $  980          $1,386          $ 40          $  (801)          $1,605
                                                ======          ======          ====          =======           ======
YEAR ENDED JANUARY 31, 1997:
   Allowance for doubtful accounts (a)          $1,605          $  839          $223          $(1,287)          $1,380
                                                ======          ======          ====          =======           ======
YEAR ENDED JANUARY 31, 1998:
   Allowance for doubtful accounts (a)          $1,380          $1,893          $125          $(1,481)          $1,917
                                                ======          ======          ====          =======           ======

-----------------

(a) The Company's other valuation and qualifying accounts are not significant and are omitted in accordance with Rule 4.02.

(b)      These amounts include reserves of acquired operations.

                                   SIGNATURES

         In accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Kennesaw, State of Georgia on April 30, 1998.

                                    THE MAXIM GROUP, INC.


                                    By: /s/ A.J. Nassar
                                        -------------------------------------
                                        A.J. Nassar
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


           Signature                                 Title                                  Date
           ---------                                 -----                                  ----
/s/ A.J. Nassar                             President, Chief Executive                   April 30, 1998
--------------------------------            Officer and Director
A.J. Nassar                                 (principal executive officer)

/s/ Thomas P. Leahey                        Executive Vice President,                    April 30, 1998
--------------------------------            Finance and Treasurer
Thomas P. Leahey                            (principal financial officer)

/s/ H. Gene Harper                          Chief Financial Officer and                  April 30, 1998
--------------------------------            Secretary (principal
H. Gene Harper                              accounting officer)

/s/ H. Stanley Padgett                      Senior Executive Vice                        April 30, 1998
--------------------------------            President and Director
H. Stanley Padgett

/s/ David E. Cicchinelli                    Director                                     April 30, 1998
--------------------------------
David E. Cicchinelli

/s/ James W. Inglis                         Director                                     April 30, 1998
--------------------------------
James W. Inglis

/s/ Richard A. Kaplan                       Director                                     April 30, 1998
--------------------------------
Richard A. Kaplan

           Signature                                 Title                                    Date
           ---------                                 -----                                    ----
/s/ J. Michael Nixon                        Director                                     April 30, 1998
--------------------------------
J. Michael Nixon

/s/ M.B. Seretean                           Chairman of the Board                        April 30, 1998
--------------------------------
M.B. Seretean

/s/ Herb Wolk                               Director                                     April 30, 1998
--------------------------------
Herb Wolk

                                  EXHIBIT INDEX



          EXHIBIT
          NUMBER                      DESCRIPTION OF EXHIBIT
          ------                      ----------------------
         10.12.1              Second Amendment to Employment Agreement
                              dated July 30, 1997 by and among Image
                              Industries, Inc., H. Stanley Padgett and
                              The Maxim Group, Inc.


         10.13.2              Amendment No. 2 dated January 1,
                              1998 to Employment Agreement dated
                              June 4, 1997, as amended, by and
                              between A.J. Nassar and The Maxim
                              Group, Inc.

         10.23.1              Consent, Waiver and Amendment
                              dated as of September 24, 1997
                              between the Company, certain of its
                              subsidiaries, First Union National
                              Bank  as Administrative Agent,
                              NationsBank, N.A. as Documentation
                              Agent, and Fleet National Bank as Co-
                              Agent regarding $130 million Credit
                              Facility

            12.1              Statement regarding computation of
                              ratios of earnings to fixed charges

            21.1              Subsidiaries of the Registrant

            23.1              Consent of Arthur Andersen LLP

            27.1              Financial Data Schedule (for SEC use only)

            27.2              Financial Data Schedule (for SEC use only)