Form 10-Q
period 1998-04-30
MAXIM GROUP INC /
filed 1998-06-15
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                         COMMISSION FILE NUMBER 1-13099


                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      58-2060334
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


210 TownPark Drive, Kennesaw, Georgia                               30144
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (770) 590-9369
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

         Yes     X                                    No
             ---------                                   ---------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $.001 par value                          16,212,613
-----------------------------------           ---------------------------------
               Class                             Outstanding at June 8, 1998

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                       April 30,    January 31,
                               Assets                                    1998          1998
--------------------------------------------------------------------   ---------    -----------
Current assets:
    Cash and cash equivalents, including restricted cash of
       $17,960 at April 30, 1998 and $22,786 at January 31, 1998       $ 21,248      $ 28,880
    Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $430 at April 30, 1998
       and $528 at January 31, 1998                                       2,365         3,107
    Trade accounts receivable, net of allowance for doubtful
       accounts of $2,341 at April 30, 1998 and $1,917 at
       January 31, 1998                                                  64,326        56,432
    Accounts receivable from officers and employees                       1,651         1,593
    Current portion of notes receivable from franchisees and
       related parties, net of allowance for doubtful accounts of
       $252 at April 30, 1998 and $261 at January 31, 1998                1,276         1,165
    Inventories                                                          58,958        54,693
    Refundable income taxes                                               1,986         2,558
    Deferred income taxes                                                 4,731         5,714
    Prepaid expenses                                                      5,903         3,406
                                                                       --------      --------
              Total current assets                                      162,444       157,548

Property and equipment, net of accumulated depreciation and
    amortization of $51,291 at April 30, 1998 and $48,039 at
    January 31, 1998                                                    148,913       137,207

Franchise license fees receivable, less current portion, net of allowance for doubtful accounts of $210 at April 30, 1998
    and January 31, 1998                                                  3,808         2,718

Notes receivable from franchisees, less current portion                   3,753         3,506

Intangible assets, net of accumulated amortization of $1,764 at
    April 30, 1998 and $1,626 at January 31, 1998                        13,520        13,640

Other assets                                                              8,888         6,875
                                                                       --------      --------
                                                                       $341,326      $321,494
                                                                       ========      ========




     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                       April 30,      January 31,
             Liabilities And Stockholders' Equity                         1998            1998
--------------------------------------------------------------------   ---------      -----------
Current liabilities:
    Current portion of long-term debt                                  $     154       $     384
    Current portion of capital lease obligations                             512             501
    Rebates payable to franchisees                                         2,921           3,975
    Accounts payable                                                      22,056          23,376
    Accrued expenses                                                      13,609          14,333
    Deferred revenue                                                       3,072           1,750
    Deposits                                                               3,686           2,897
                                                                       ---------       ---------
              Total current liabilities                                   46,010          47,216

Long-term debt, less current portion                                     146,693         129,349

Capital lease obligations, less current portion                            1,289           1,429

Deferred taxes                                                            10,427           9,725
                                                                       ---------       ---------
              Total liabilities                                          204,419         187,719
                                                                       ---------       ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000 shares authorized, no
       shares issued or outstanding                                           --              --
    Common stock, $.001 par value; 25,000 shares authorized,
       17,526 shares issued at April 30, 1998 and 17,352 shares
       issued at January 31, 1998                                             18              17
    Additional paid-in capital                                           120,611         119,264
    Retained earnings                                                     32,932          29,388
    Treasury stock, 1,319 shares at April 30, 1998 and 1,221
       shares at January 31, 1998                                        (16,654)        (14,894)
                                                                       ---------       ---------
              Total stockholders' equity                                 136,907         133,775
                                                                       ---------       ---------
                                                                       $ 341,326       $ 321,494
                                                                       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                              Three Months Ended
                                                           ------------------------
                                                           April 30,      April 30,
                                                             1998           1997
                                                           ---------      ---------
Revenues:
    Sales of floorcovering products                        $ 81,136       $ 71,490
    Fiber and PET sales                                       6,965          5,772
    Fees from franchise services                              9,287          7,281
    Other                                                     2,149          1,682
                                                           --------       --------
              Total revenues                                 99,537         86,225

Cost of sales                                                69,775         59,155
                                                           --------       --------
              Gross profit                                   29,762         27,070

Selling, general, and administrative expenses                22,202         20,438

Interest income                                                (386)           (94)

Interest expense                                              2,364          1,401

Other                                                          (187)           (35)
                                                           --------       --------
              Earnings before income taxes                    5,769          5,360

Income tax expense                                            2,225          2,109
                                                           --------       --------
              Net earnings                                 $  3,544       $  3,251
                                                           ========       ========

Earnings per common share:
    Basic                                                  $   0.22       $   0.20
                                                           ========       ========

    Diluted                                                $   0.21       $   0.20
                                                           ========       ========

Weighted average number of common shares outstanding:
    Basic                                                    16,424         16,110
                                                           ========       ========

    Diluted                                                  17,247         16,630
                                                           ========       ========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                  Three Months Ended
                                                                               -------------------------
                                                                               April 30,       April 30,
                                                                                 1998            1997
                                                                               ---------       ---------
Cash flows from operating activities:
    Net earnings                                                               $   3,544       $   3,251
                                                                               ---------       ---------
    Adjustments to reconcile net earnings to net cash used in operating activities:
           Depreciation and amortization                                           3,372           2,729
           Deferred income taxes                                                   1,685           1,401
           Changes in assets and liabilities:
              Increase in receivables                                             (8,659)         (7,125)
              Increase in inventories                                             (4,264)         (1,853)
              Decrease in refundable income taxes                                    572              49
              Increase in prepaid expenses and other assets                       (4,510)         (1,292)
              Decrease in rebates and accounts payable, accrued expenses,
                 deferred revenue, and deposits                                     (987)           (470)
                                                                               ---------       ---------
                     Total adjustments                                           (12,791)         (6,561)
                                                                               ---------       ---------
                     Net cash used in operating activities                        (9,247)         (3,310)
                                                                               ---------       ---------
Cash flows from investing activities:
    Capital expenditures                                                         (14,958)         (3,878)
                                                                               ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                       --          47,248
    Proceeds from exercise of options, net                                         1,348             463
    Purchase of treasury stock                                                    (1,760)         (8,944)
    Borrowings under revolving credit agreement                                   17,114              --
    Repayment of revolving credit agreement                                           --         (33,428)
    Principal payments on capital lease obligations                                 (129)           (190)
                                                                               ---------       ---------
                     Net cash provided by financing activities                    16,573           5,149
                                                                               ---------       ---------
Net decrease in cash                                                              (7,632)         (2,039)

Cash, beginning of period                                                         28,880           6,439
                                                                               ---------       ---------
Cash, end of period                                                            $  21,248       $   4,400
                                                                               =========       =========
Supplemental disclosures of cash flow information:
    Cash paid during period for:
       Interest                                                                $   4,711       $   1,332
                                                                               =========       =========

       Income taxes                                                            $      54       $   1,122
                                                                               =========       =========

Supplemental disclosure of noncash investing and financing activities:
    Common stock issued in connection with acquisitions                                0               0
                                                                               =========       =========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)

1.       Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.


2.       Inventories

         Inventories consisted of the following:

                                                         April 30,      January 31,
                                                           1998            1998
                                                         ---------      -----------
                  Raw materials                           $16,338         $14,809
                  Work in process                           4,139           3,363
                  Finished goods                           38,481          36,521
                                                          -------         -------
                                                          $58,958         $54,693
                                                          =======         =======


3.       Senior Subordinated Notes

         On October 16, 1997, the Company completed the sale of $100,000 of 9-1/4% Senior Subordinated Notes ("Notes") due 2007, to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933. The net proceeds to the Company from the offering of the Notes were approximately $96,000, net of an issue discount and fees and related costs. The Company used the net proceeds from the offering of the Notes to repay all borrowings outstanding under its revolving credit agreements of approximately $82,700 and for general corporate purposes, including capital expenditures.

         Each of the Company's subsidiaries has fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

      Total Revenues. Total revenues increased 15.4% to $99.5 million for the three months ended April 30, 1998 from $86.2 million for the three months ended April 30, 1997. The components of total revenues are discussed below:

         Sales of Floorcovering Products. Sales of floorcovering products increased 13.5% to $81.1 million for the three months ended April 30, 1998 from $71.5 million for the three months ended April 30, 1997. Sales of floorcovering products in company-owned stores increased 18.4% to $36.1 million for the three months ended April 30, 1998 from $30.5 million for the three months ended April 30, 1997. The growth in retail sales of floorcovering products was primarily due to internal growth. Sales of manufactured carpet increased 6.1% to $40.2 million for the three months ended April 30, 1998 from $37.9 million for the three months ended April 30, 1997. Unit sales of manufactured carpet were constant at 6.9 million square yards for the three months ended April 30, 1998 and April 30, 1997. Sales from the Company's two distribution centers amounted to $4.8 million for the three months ended April 30, 1998 and $3.1 million for the three months ended April 30, 1997, largely representing sales to the Company's franchisees.

         Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 27.4% to $9.3 million for the three months ended April 30, 1998 from $7.3 million for the three months ended April 30, 1997. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees, and an expansion of advertising services offered by the Company.

         Fiber and PET Sales. Sales of fiber and polyethylene terephthalate ("PET") increased 20.7% to $7 million for the three months ended April 30, 1998 from $5.8 million for the three months ended April 30, 1997. Unit sales increased 5.8% to 16.3 million pounds for the three months ended April 30, 1998 from 15.4 million pounds for the three months ended April 30, 1997. The increase in dollar and unit sales was the result of continued demand for PET fiber and flake products. The Company has continued to expand the customer base for such products.

      Gross Profit. Gross profit increased 10.0% to $29.8 million for the three months ended April 30, 1998 from $27.1 million for the three months ended April 30, 1997. As a percentage of revenues, gross profit was 29.9% for the three months ended April 30, 1998 compared to 31.4% for the three months ended April 30, 1997. The decrease in gross profit as a percentage of revenues is primarily a result of the recognition of higher raw material costs associated with manufacturing operations.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 8.8% to $22.2 million for the three months ended April 30, 1998 from $20.4 million for the three months ended April 30, 1997. Increases in operating expenses on an absolute basis reflect an overall growth in the size of the Company's operations required to serve the growing retail base as well as increased selling costs at Image related to newly created territories. As a percentage of revenues, selling, general, and administrative expenses decreased to 22.3% for the three months ended April 30, 1998 from 23.7% for the three months ended April 30, 1997.

      Interest Expense. Interest expense increased 71.4% to $2.4 million for the three months ended April 30, 1998 from $1.4 million for the three months ended April 30, 1997 due principally to the Company having a larger debt balance and a higher interest rate during the three months ended April 30, 1998 as compared to the prior year period. In October 1997, the Company sold $100 million of 9-1/4% senior subordinated notes.

      Income Tax Expense. The Company recorded income tax expense of $2.2 million for the three months ended April 30, 1998 compared to $2.1 million for the three months ended April 30, 1997. The effective tax rate for the three months ended April 30, 1998 was 38.6%.

      Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $3.5 million for the three months ended April 30, 1998 compared to net earnings of $3.3 million for the three months ended April 30, 1997.


Liquidity and Capital Resources

      General. The Company's primary capital requirements are for new store openings, investments in the manufacturing operations, working capital, and acquisitions. The Company historically has met its capital requirements through a combination of cash flows from operations, net proceeds from the sale of equity and debt securities, bank lines of credit, and standard payment terms from suppliers.

            In March 1997, the Board of Directors of the Company authorized management to repurchase up to 1 million shares of common stock of the Company. In October 1997, the Board of Directors of the Company authorized management to repurchase up to an additional 1 million shares of the common stock of the Company. As of June 8, 1998, the Company had repurchased 1,359,000 shares of its common stock in the open market for a total of $17.3 million. These purchases were, and any future purchases will be, financed from borrowings under the Company's revolving credit 958906379 facility.

      Credit Facility. On August 26, 1997 and as amended on September 24, 1997, the Company established a credit facility providing for aggregate commitments of $110 million (the "Credit Facility"). The Credit Facility consists of (i) a $50 million revolving credit facility, of which $22 million was available for borrowings on June 8, 1998 and which matures in August 2000, (ii) a $29 million term loan which has been repaid, and (iii) a special-purpose letter of credit in the amount of up to $31 million for use as credit support for the

      Summerville Loan to be used to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia, that matures in September 2017. As of June 8, 1998, the Company had $28 million outstanding under the revolving credit facility and no borrowings outstanding under the term loan. No amounts have been drawn on the letter of credit. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. The Credit Facility contains customary covenants. As of the date hereof, the Company was in compliance with, or obtained waivers of all violations of, all covenants under the Credit Facility.

      Summerville Loan. Effective September 1, 1997, the Development Authority of the City of Summerville, Georgia (the "Authority"), issued Exempt Facility Revenue Bonds in an aggregate principal amount of $30 million (the "Facility Revenue Bonds"). On September 17, 1997, the Authority loaned (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance, in whole or in part, the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Facility Revenue Bonds and the interest thereon are special, limited obligations of the Authority, payable solely from the revenues and income derived from a loan agreement between Image and the Authority, which revenues and income have been pledged and assigned by Image to secure payment thereof and funds which may be drawn under the special-purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature on September 1, 2017, and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan equals the interest rate on the Facility Revenue Bonds.

      Senior Notes. On October 16, 1997, the Company completed the sale of $100 million of 9-1/4% senior subordinated notes ("Senior Notes") due 2007. Each of the Company's subsidiaries has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

      Synthetic Lease Financing. On April 9, 1998, the Company and its subsidiaries established a $13 million short-term end-loaded lease facility (the "Bridge Facility"), also referred to as a synthetic lease facility, with First Union National Bank ("First Union"). Under the Bridge Facility, which is scheduled to mature no later than July 31, 1998, the Company has the ability to direct First Union to make loans to First Security Bank National Association (the "Trustee"), in its capacity as the owner-trustee, principally for acquisition or expansion of CarpetMAX store locations, which financed locations are then leased by the owner trustee to the Company or a designated subsidiary.

            The Company is presently negotiating with First Union to establish a long-term synthetic lease facility (the "Permanent Facility") in an amount of not less than $70 million.

      The Permanent Facility will be used to repay the Bridge Facility, to further finance the acquisition or expansion of CarpetMAX store locations, and to expand the Company's Gallery franchise program, all under a master lease arrangement with one or more trustees yet to be determined. It is anticipated that the Permanent Facility will be established during the second quarter of fiscal 1999.

      Cash Flows. During the three months ended April 30, 1998, operating activities used $9.2 million compared to $3.3 million for the three months ended April 30, 1997. The increase in cash used in operating activities resulted primarily from an increase in receivables and inventories. The increase in receivables and inventories was due to higher sales of floorcovering products to franchisees and other carpet retailers.

            During the three months ended April 30, 1998, investing activities used $15 million compared to $3.9 million for the three months ended April 30, 1997. The increase is primarily due to an increase in capital expenditures related to manufacturing operations and the purchase of real estate for the expansion of retail stores.

            During the three months ended April 30, 1998, financing activities provided cash of $16.6 million compared to $5.1 million in the prior year period. This increase is primarily due to the proceeds received from borrowings under the Company's revolving credit
      958907488agreement958907488.

      Capital Expenditures. The Company anticipates that it will require approximately $15 million for the remainder of fiscal 1999 to (i) open approximately 32 new Gallery stores (assuming approximately 50% of such stores will be located on company-owned property and the remainder on leased property), (ii) reconfigure three existing CarpetMAX stores, and
      (iii) upgrade its management information systems. The actual costs that the Company will incur in opening new Gallery stores cannot be predicted with precision because the opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions, and the extent of the buildout required at the selected site. The Company anticipates that it will require approximately $24 million during the remainder of fiscal 1999 for capital expenditures at Image, including the expansion of Image's polyester fiber production capacity.

      The Company believes that the net proceeds from the Notes Offering, borrowings under the Credit Facility, the Summerville Loan, and cash flows from the operating activities will be adequate to meet the Company's working capital needs, planned capital expenditures, and debt service obligations through fiscal 1999. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced or, if so, whether it can be refinanced on terms acceptable to the Company. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring, or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

      Year 2000. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

            Based on the assessment of the Company's information technology personnel, management presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the effects of the year 2000 issue will be mitigated. All costs associated with analyzing the year 2000 issue or making conversions to existing software are being expensed as incurred.

            The Company is planning formal communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and will not have an adverse effect on the Company's results of operations. The Company will utilize predominately internal resources to reprogram, or replace, and test the Company's software for year 2000 compliance by June 1999, which is prior to any anticipated impact on its operating systems. Management has not estimated a total cost of the year 2000 issues; however, such costs are not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

            The costs to the Company of year 2000 compliance and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      N/A

PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K



(A)   Exhibits

      11    Statements Regarding Computation of Per Share Earnings

      27.1  Financial Data Schedule (for SEC use only)

      27.2  Restated Financial Data Schedule (for SEC use only)


(B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE MAXIM GROUP, INC.


Dated: June 8, 1998      By: /s/ A. J. Nassar
                             ---------------------------------------------------
                             A. J. Nassar, President and Chief Executive Officer


Dated: June 8, 1998      By: /s/ Gene Harper
                             ---------------------------------------------------
                             Gene Harper, Chief Financial Officer