Form 10-K/A
period 1998-01-31
MAXIM GROUP INC /
filed 1998-06-29
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1998

                         Commission File Number 1-13099


                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 58-2060334
---------------------------------          -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


 210 TownPark Drive, Kennesaw, Georgia                  30144
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (770) 590-9369
                                                    --------------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

      Common Stock, $.001 par value                New York Stock Exchange
9-1/4% Senior Subordinated Notes Due 2007          New York Stock Exchange
-----------------------------------------      ---------------------------------
            (Title of each class)              (Name of each exchange on  which
                                               registered)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                          Common Stock $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as set forth below:

                 Part IV, Item 13(a) of the above-referenced Form 10-K is amended to include as Exhibit 99 the information required by Form 11-K with respect to The Maxim Group, Inc. 401(k) Plan (the "Plan"), which exhibit is filed as part of the above-referenced Form 10-K in lieu of a separate filing of an Annual Report on Form 11-K for the Plan for the fiscal year ended December 31, 1997, in accordance with Rule 15d-21.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE MAXIM GROUP, INC.



                                       By:      /s/ A. J. Nassar
                                           -------------------------------------
                                           A. J. Nassar
                                           President and Chief Executive Officer

Date: June 26, 1998

                                   EXHIBIT 99


Information required by Form 11-K with respect to The Maxim Group, Inc. 401(k) Plan for the fiscal year ended December 31, 1997

1. The following financial statements prepared in accordance with the financial reporting requirements of ERISA include the following:

         a.       Report of Independent Public Accountants
         b. Statement of Net Assets Available for Benefits, with Fund Information, as of December 31, 1997
         c. Statement of Net Assets Available for Benefits, with Fund Information, as of March 31, 1997
         d. Statement of Changes in Net Assets Available for Benefits, with Fund Information, for the Nine Months Ended
                  December 31, 1997
         e.       Notes to Financial Statements and Schedules
         f. Schedule I: Schedule of Assets Held for Investment Purposes - December 31, 1997
         g.       Schedule II: Schedule of Loans in Default - December 31, 1997
         h. Schedule III: Schedule of Reportable Transactions - Nine Months Ended December 31, 1997

2.       Exhibits:

         a.     Consent of Independent Public Accountants--Arthur Andersen LLP

                           THE MAXIM GROUP 401(K) PLAN



                       FINANCIAL STATEMENTS AND SCHEDULES
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1997
                                  TOGETHER WITH
                                AUDITORS' REPORT

                           THE MAXIM GROUP 401(K) PLAN



                       FINANCIAL STATEMENTS AND SCHEDULES

                      DECEMBER 31, 1997 AND MARCH 31, 1997





                                TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

         Statement of Net Assets Available for Benefits, With Fund Information--December 31, 1997

         Statement of Net Assets Available for Benefits, With Fund Information--March 31, 1997

         Statement of Changes in Net Assets Available for Benefits, With Fund Information, for the Nine Months Ended December 31, 1997


NOTES TO FINANCIAL STATEMENTS AND SCHEDULES


SCHEDULES SUPPORTING FINANCIAL STATEMENTS

         Schedule I: Item 27a--Schedule of Assets Held for Investment Purposes--December 31, 1997

         Schedule II:  Item 27b--Schedule of Loans in Default--December 31, 1997

         Schedule III: Item 27d--Schedule of Reportable Transactions for the
                       Nine Months Ended December 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of
The Maxim Group, Inc.:

We have audited the accompanying statements of net assets available for benefits, with fund information, of THE MAXIM GROUP 401(K) PLAN as of December 31, 1997 and March 31, 1997 and the related statement of changes in net assets available for benefits, with fund information, for the nine months ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of The Maxim Group 401(k) Plan as of December 31, 1997 and March 31, 1997 and the changes in its net assets available for benefits for the nine months ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes, loans in default and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for the purpose of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and the fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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




Atlanta, Georgia
June 24, 1998

                           THE MAXIM GROUP 401(K) PLAN

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                               DECEMBER 31, 1997

                                                                          PARTICIPANT-DIRECTED
                                              -----------------------------------------------------------------------------
                                                                                       FEDERAL
                                              THE MAXIM                   GLOBAL     SECURITIES                 RETIREMENT
                                              GROUP, INC.    GROWTH     ALLOCATION      TRUST       CAPITAL    PRESERVATION
                                              STOCK FUND      FUND         FUND         FUND         FUND       TRUST FUND
                                              ----------   ----------   ----------   ----------   ----------   ------------
INVESTMENTS, AT FAIR VALUE (NOTES 1 AND 3):
  The Maxim Group, Inc. common stock          $2,202,603   $        0   $        0   $        0   $        0   $          0
  Mutual funds                                         0    1,436,553      819,449      204,056      876,132              0
  Investments at contract value:
     Collective trust                                  0            0            0            0            0        185,022
     Loans to participants                             0            0            0            0            0              0
                                              ----------   ----------   ----------   ----------   ----------   ------------
           Total investments                   2,202,603    1,436,553      819,449      204,056      876,132        185,022

CASH                                                   0            0            0            0            0              0

PARTICIPANT CONTRIBUTIONS
  RECEIVABLE                                           0            0            0            0            0              0

EMPLOYER CONTRIBUTIONS RECEIVABLE                      0            0            0            0            0              0
                                              ----------   ----------   ----------   ----------   ----------   ------------
NET ASSETS AVAILABLE FOR BENEFITS             $2,202,603   $1,436,553   $  819,449   $  204,056   $  876,132   $    185,022
                                              ==========   ==========   ==========   ==========   ==========   ============



                                                              PARTICIPANT-DIRECTED
                                            ----------------------------------------------------
                                             QUEST FOR
                                               VALUE                        EQUITY     EMERGING
                                            OPPORTUNITY  INTERNATIONAL  CONSTELLATION   GROWTH    PARTICIPANT
                                               FUND       EQUITY FUND        FUND        FUND        LOANS      OTHER     TOTAL
                                            -----------  -------------  -------------  ---------  -----------  -------  ----------
INVESTMENTS, AT FAIR VALUE (NOTES 1 AND 3):
  The Maxim Group, Inc. common stock        $         0  $          0   $           0  $       0  $         0  $     0  $2,202,603
  Mutual funds                                  112,359        30,403          54,244    108,911            0        0   3,642,107
  Investments at contract value:
     Collective trust                                 0             0               0          0            0        0     185,022
     Loans to participants                            0             0               0          0      137,003        0     137,003
                                            -----------  ------------   -------------  ---------  -----------  -------  ----------
           Total investments                    112,359        30,403          54,244    108,911      137,003        0   6,166,735

CASH                                                  0             0               0          0            0      303         303

PARTICIPANT CONTRIBUTIONS
  RECEIVABLE                                          0             0               0          0            0   11,930      11,930

EMPLOYER CONTRIBUTIONS RECEIVABLE                     0             0               0          0            0   59,931      59,931
                                            -----------  ------------   -------------  ---------  -----------  -------  ----------
NET ASSETS AVAILABLE FOR BENEFITS           $   112,359  $     30,403   $      54,244  $ 108,911  $   137,003  $72,164  $6,238,899
                                            ===========  ============   =============  =========  ===========  =======  ==========











         The accompanying notes are an integral part of this statement.

                           THE MAXIM GROUP 401(K) PLAN

      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                 MARCH 31, 1997







                                                                            PARTICIPANT-DIRECTED
                                             ---------------------------------------------------------------------------------------
                                                                                       FEDERAL                           QUEST FOR
                                             THE MAXIM                     GLOBAL    SECURITIES              RETIREMENT     VALUE
                                             GROUP, INC.     GROWTH      ALLOCATION    TRUST     CAPITAL    PRESERVATION OPPORTUNITY
                                             STOCK FUND       FUND          FUND        FUND       FUND      TRUST FUND     FUND
                                             ----------    ----------    ----------  ----------  ----------  ----------  ----------
INVESTMENTS, AT FAIR VALUE (NOTES 1 AND 3):
    The Maxim Group, Inc. common stock       $1,595,670    $        0    $        0  $        0  $        0  $        0  $        0
    Mutual funds                                      0     1,192,835       690,345     141,250     679,851           0       2,853
    Money market fund                                 0             0             0           0           0           0           0

INVESTMENTS, AT CONTRACT VALUE:
    Collective trust                                  0             0             0           0           0           0           0
    Loans to participants                             0             0             0           0           0     399,442           0
                                             ----------    ----------    ----------  ----------  ----------  ----------  ----------
              Total investments               1,595,670     1,192,835       690,345     141,250     679,851     399,442       2,853

ACCRUED INTEREST                                      0             0             0           0           0           0           0

PARTICIPANT CONTRIBUTIONS
    RECEIVABLE                                        0             0             0           0           0           0           0


EMPLOYER CONTRIBUTIONS RECEIVABLE                     0             0             0           0           0           0           0

DUE FROM BROKER                                       0             0             0           0           0           0           0
                                             ----------    ----------    ----------  ----------  ----------  ----------  ----------
NET ASSETS AVAILABLE FOR BENEFITS            $1,595,670    $1,192,835    $  690,345  $  141,250  $  679,851  $  399,442  $    2,853
                                             ==========    ==========    ==========  ==========  ==========  ==========  ==========




                                                          PARTICIPANT-DIRECTED
                                              ------------------------------------------
                                                                 EQUITY       EMERGING
                                              INTERNATIONAL  CONSTELLATION     GROWTH     PARTICIPANT
                                               EQUITY FUND        FUND          FUND         LOANS         OTHER       TOTAL
                                               -----------    -----------    -----------   ----------     --------   ----------
INVESTMENTS, AT FAIR VALUE (NOTES 1 AND 3):
    The Maxim Group, Inc. common stock         $         0    $         0    $         0   $        0     $      0   $1,595,670
    Mutual funds                                    11,194          7,074         12,135            0            0    2,737,537
    Money market fund                                    0              0              0            0      313,575      313,575

INVESTMENTS, AT CONTRACT VALUE:
    Collective trust                                     0              0              0      105,675            0      105,675
    Loans to participants                                0              0              0            0            0      399,442
                                               -----------    -----------    -----------   ----------     --------   ----------
              Total investments                     11,194          7,074         12,135      105,675      313,575    5,151,899

ACCRUED INTEREST                                         0              0              0            0          596          596

PARTICIPANT CONTRIBUTIONS
    RECEIVABLE                                           0              0              0            0       64,739       64,739

EMPLOYER CONTRIBUTIONS RECEIVABLE                        0              0              0            0       12,274       12,274

DUE FROM BROKER                                          0              0              0            0       30,620       30,620
                                               -----------    -----------    -----------   ----------     --------   ----------
NET ASSETS AVAILABLE FOR BENEFITS              $    11,194    $     7,074    $    12,135   $  105,675     $421,804   $5,260,128
                                               ===========    ===========    ===========   ==========     ========   ==========



         The accompanying notes are an integral part of this statement.

                           THE MAXIM GROUP 401(K) PLAN


      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND
                                  INFORMATION,

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997






                                                                          PARTICIPANT-DIRECTED
                                                  ---------------------------------------------------------------------
                                                                                                FEDERAL
                                                    THE MAXIM                      GLOBAL      SECURITIES
                                                   GROUP, INC.      GROWTH        ALLOCATION     TRUST         CAPITAL
                                                   STOCK FUND        FUND            FUND         FUND          FUND
                                                  -----------     -----------     ----------    ---------     ---------
ADDITIONS:
    Participant contributions:
       Deferrals                                  $   169,175     $   174,140     $ 109,829     $  25,078     $ 110,286
       Rollovers                                        2,855           1,034         1,293             0             0
                                                  -----------     -----------     ---------     ---------     ---------
              Total participant contributions         172,030         175,174       111,122        25,078       110,286
                                                  -----------     -----------     ---------     ---------     ---------
    Employer contributions, net of forfeitures         31,963          32,875        21,412         5,089        21,909
                                                  -----------     -----------     ---------     ---------     ---------
    Investment income:
       Dividends                                            0         106,460        97,111         8,276        67,513
       Interest                                         1,090           1,437           842            73           549
       Net appreciation (depreciation) in fair
           value of investments                       344,338         105,304       (36,512)        5,749        69,883
                                                  -----------     -----------     ---------     ---------     ---------
              Total investment income                 345,428         213,201        61,441        14,098       137,945
                                                  -----------     -----------     ---------     ---------     ---------
              Total additions                         549,421         421,250       193,975        44,265       270,140
DEDUCTIONS:
    Benefits paid to participants                    (199,645)       (134,057)      (52,626)      (21,131)      (66,730)
LOANS ISSUED TO PARTICIPANTS                          (25,256)        (32,642)      (12,014)       (9,240)      (27,400)
LOAN PRINCIPAL PAYMENTS                                43,887           9,059         6,341           306         1,628
INTERFUND TRANSFERS                                   238,526         (19,892)       (6,572)       48,606        18,643
                                                  -----------     -----------     ---------     ---------     ---------
NET INCREASE (DECREASE)                               606,933         243,718       129,104        62,806       196,281

TRANSFER IN FROM OTHER PLAN (NOTE 1)                        0               0             0             0             0

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of the year                           1,595,670       1,192,835       690,345       141,250       679,851
                                                  -----------     -----------     ---------     ---------     ---------
    End of the year                               $ 2,202,603     $ 1,436,553     $ 819,449     $ 204,056     $ 876,132
                                                  ===========     ===========     =========     =========     =========




                                                                          PARTICIPANT-DIRECTED
                                                 -------------------------------------------------------------------
                                                               QUEST FOR
                                                  RETIREMENT      VALUE                       EQUITY        EMERGING
                                                 PRESERVATION  OPPORTUNITY  INTERNATIONAL  CONSTELLATION     GROWTH      PARTICIPANT
                                                  TRUST FUND    VALUE FUND   EQUITY FUND        FUND          FUND          LOANS
                                                 ------------  -----------  -------------  -------------   ---------     -----------
ADDITIONS:
    Participant contributions:
       Deferrals                                  $  24,525     $  15,968     $ 10,783        $  7,679     $  20,360     $       0
       Rollovers                                     33,167        17,764            0               0         1,034             0
                                                  ---------     ---------     --------        --------     ---------     ---------
              Total participant contributions        57,692        33,732       10,783           7,679        21,394             0
                                                  ---------     ---------     --------        --------     ---------     ---------
    Employer contributions, net of forfeitures      (39,898)        3,093        2,034           1,241         3,179             0
                                                  ---------     ---------     --------        --------     ---------     ---------
    Investment income:
       Dividends                                     10,589         3,325        5,304           3,709           929             0
       Interest                                         233            85           27               1            82             0
       Net appreciation (depreciation) in fair
           value of investments                           0          (337)      (9,168)         (4,081)        3,711             0
                                                  ---------     ---------     --------        --------     ---------     ---------
              Total investment income                10,822         3,073       (3,837)           (371)        4,722             0
                                                  ---------     ---------     --------        --------     ---------     ---------
              Total additions                        28,616        39,898        8,980           8,549        29,295             0
DEDUCTIONS:
    Benefits paid to participants                   (11,847)       (1,102)         (83)         (2,038)       (4,438)      (10,318)
LOANS ISSUED TO PARTICIPANTS                        (10,656)          (23)         (26)             (6)          (11)      117,274
LOAN PRINCIPAL PAYMENTS                                 509         4,685           63           4,472         4,678       (75,628)
INTERFUND TRANSFERS                                (428,460)       66,048       10,275          36,193        67,252             0
                                                  ---------     ---------     --------        --------     ---------     ---------
NET INCREASE (DECREASE)                            (421,838)      109,506       19,209          47,170        96,776        31,328

TRANSFER IN FROM OTHER PLAN (NOTE 1)                207,418             0            0               0             0             0

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of the year                           399,442         2,853       11,194           7,074        12,135       105,675
                                                  ---------     ---------     --------        --------     ---------     ---------
    End of the year                               $ 185,022     $ 112,359     $ 30,403        $ 54,244     $ 108,911     $ 137,003
                                                  =========     =========     ========        ========     =========     =========















                                                     PARTICIPANT-DIRECTED
                                                  -------------------------

                                                    OTHER           TOTAL
                                                  ---------     -----------
ADDITIONS:
    Participant contributions:
       Deferrals                                  $  (4,808)    $   663,015
       Rollovers                                     (5,235)         51,912
                                                  ---------     -----------
              Total participant contributions       (10,043)        714,927
                                                  ---------     -----------
    Employer contributions, net of forfeitures         (344)         82,553
                                                  ---------     -----------
    Investment income:
       Dividends                                       (596)        302,620
       Interest                                           0           4,419
       Net appreciation (depreciation) in fair
           value of investments                           0         478,887
                                                  ---------     -----------
              Total investment income                  (596)        785,926
                                                  ---------     -----------
              Total additions                       (10,983)      1,583,406
DEDUCTIONS:
    Benefits paid to participants                  (308,038)       (812,053)
LOANS ISSUED TO PARTICIPANTS                              0               0
LOAN PRINCIPAL PAYMENTS                                   0               0
INTERFUND TRANSFERS                                 (30,619)              0
                                                  ---------     -----------
NET INCREASE (DECREASE)                            (349,640)        771,353

TRANSFER IN FROM OTHER PLAN (NOTE 1)                      0         207,418

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of the year                           421,804       5,260,128
                                                  ---------     -----------
    End of the year                               $  72,164     $ 6,238,899
                                                  =========     ===========



         The accompanying notes are an integral part of this statement.

                           THE MAXIM GROUP 401(K) PLAN


                   NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

                      DECEMBER 31, 1997 AND MARCH 31, 1997



1.       DESCRIPTION OF PLAN

         The following description of The Maxim Group 401(k) Plan (the "Plan") is provided for informational purposes only. Participants should refer to the plan document for more complete information.

         GENERAL

         The Plan is a defined contribution plan covering substantially all employees of The Maxim Group, Inc. and its wholly owned subsidiaries (the "Company"). The Plan was adopted effective April 1, 1994 and is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Employees are eligible to participate in the Plan after attaining age 21 and completing one year of service. Effective January 1, 1998, the Plan has been amended to change the eligibility service requirement from one year to six months. Plan entry dates are the first day of each calendar quarter. Effective April 1, 1997, the Plan was amended to change plan entry dates to the first day of each month.

         Merrill Lynch Trust Company ("Merrill Lynch") acts as trustee and custodian for the Plan.

         Effective July 1, 1997, the assets of a 401(k) plan sponsored by Bailey & Roberts Flooring, Inc. were merged into the Plan.

         CONTRIBUTIONS

         Participants can elect to contribute up to 20% of their pretax compensation to the Plan, subject to certain limitations of the Internal Revenue Code. The Company may provide a discretionary matching contribution up to 25% of the first 6% of compensation that a participant defers as a pretax contribution. For the nine months ended December 31, 1997, the Company matched at this rate.

         PARTICIPANT ACCOUNTS

         Each participant's account is credited with the participant's contribution, the Company's matching contribution, and an allocation of investment earnings. Investment earnings are allocated to participants based on proportionate account balances in individual investment funds.

         VESTING

         Participants are 100% vested in their own pretax contributions. After one year of employment, participants vest ratably over five years in the Company's matching contributions such that they become fully vested after six years of service.

         Participants become fully vested upon death, disability, or reaching normal (65) or early retirement age (55).

         FORFEITURES

         Terminated participants' nonvested balances are forfeited and used to reduce future matching contributions of the Company. Unused forfeitures at December 31, 1997 and March 31, 1997 were $28,955 and $47,213, respectively, and are included in the Retirement Preservation Trust Fund in the accompanying financial statements. Forfeitures used in this manner totaled $45,068 for the nine months ended December 31, 1997.

         PAYMENT OF BENEFITS

         A participant or his/her beneficiary may elect to receive a lump-sum distribution equal to the value of his/her vested account balance upon retirement, disability, death, termination of employment, or termination of the Plan. If the participant's account balance is less than $3,500, a lump-sum distribution is made after termination of service. In-service withdrawals may be made in the event of financial hardship, as defined in the plan document, or upon attainment of age 59 1/2.

         INVESTMENT OPTIONS

         Each participant in the Plan may elect to have contributions invested in any one or combination of the investment options listed below. Changes in investment elections and transfers among options may be made on a daily basis.

                  THE MAXIM GROUP, INC. STOCK FUND

                  This fund invests exclusively in the common stock of the Company.

                  GROWTH FUND

                  This fund invests in the Merrill Lynch Growth Fund, a mutual fund which primarily invests in the equity securities of companies that are considered in the opinion of the mutual fund's management to be undervalued.

                  GLOBAL ALLOCATION FUND

                  This fund invests in the Merrill Lynch Global Allocation Fund, a mutual fund which invests in U.S. and foreign equity, debt, and money market securities. The mutual fund may invest up to 35% of its total assets in noninvestment-grade debt securities.

                  FEDERAL SECURITIES TRUST FUND

                  This fund invests in the Merrill Lynch Federal Securities Trust, a mutual fund which invests primarily in U.S. government and agency securities, including mortgage-backed securities. This mutual fund may use strategies which would include options and futures transactions.

                  CAPITAL FUND

                  This fund invests in the Merrill Lynch Capital Fund, a mutual fund which invests in stocks, corporate bonds, and cash equivalents, and may invest up to 25% of its assets in foreign securities.

                  RETIREMENT PRESERVATION TRUST FUND

                  This fund invests in a collective Merrill Lynch trust which invests in guaranteed investment contracts and U.S. government and government agency securities. The objective of this trust is to provide preservation of capital and liquidity and current income at levels typically higher than money market funds.

                  QUEST FOR VALUE OPPORTUNITY FUND

                  This fund invests in the Oppenheimer Quest Funds: Opportunity Value Fund, a mutual fund which seeks growth of capital over time through a diversified mix of common and convertible stocks, bonds, and money market instruments.

                  INTERNATIONAL EQUITY FUND

                  This fund invests in the Merrill Lynch International Equity Fund, a mutual fund which seeks capital appreciation and, secondarily, income through investment in a diversified portfolio of equity securities of issues located in countries other than the United States. The mutual fund may seek to hedge its portfolio through the use of options and futures.

                  EQUITY CONSTELLATION FUND

                  This fund invests in the AIM Constellation Fund, a mutual fund that seeks capital appreciation through investment in common stocks, with an emphasis on medium-sized and smaller emerging-growth companies.

                  EMERGING GROWTH FUND

                  This fund invests in the MFS Emerging Growth Fund, a mutual fund that seeks long-term growth of capital through investment in the common stocks of small and medium-sized companies early in their life cycles. The mutual fund is permitted to invest in foreign securities as well as derivative securities.

         OTHER

         Unallocated participant funds are held in a money market fund until they can be invested or disbursed in accordance with the terms of the Plan and/or participant elections.

         PARTICIPANT LOANS

         Participants may borrow funds from their accounts, subject to certain limitations (generally the lesser of 50% of the participant's vested account balance or $50,000). Repayment of loans must be made at least quarterly and must be completed within five years, unless the loan was for the purchase of a residence.

         PLAN TERMINATION

         Although the Company has not expressed any intent to do so, it has the right to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event the Plan terminates, each participant shall become fully vested in his/her account balances as of the termination date.

         ADMINISTRATIVE EXPENSES

         Administrative expenses of the Plan are paid by the Company.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the accrual basis of accounting. The Plan was amended during the plan year to change the plan year-end to December 31. Therefore, the accompanying statement of changes in net assets available for benefits, with fund information, is for the nine months ended December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Plan's management to use estimates and assumptions that affect the accompanying financial statements and disclosures. Actual results could differ from these estimates.

         INVESTMENTS

         Investments, with the exception of the Merrill Lynch Retirement Preservation Trust and participant loans, are recorded at fair value as determined by quotations of national securities exchanges. Purchases and sales of investment securities are recorded on a trade date basis.

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


3.       INVESTMENTS

         The following investments represent 5% or more of the Plan's net assets as of December 31, 1997 and March 31, 1997:


                                                                                 DECEMBER 31,    March 31,
                                                                                    1997           1997
                                                                                 -----------    ----------

       The Maxim Group, Inc. common stock                                        $ 2,202,603    $1,595,670
       Merrill Lynch Growth Fund (Class D)                                         1,436,553     1,192,835
       Merrill Lynch Global Allocation Fund (Class D)                                819,449       690,345
       Merrill Lynch Capital Fund (Class D)                                          876,132       679,851
       Merrill Lynch Retirement Preservation Trust                                   185,022       399,442
       Merrill Lynch CMA Money Fund                                                        0       313,575

         The net appreciation in fair value of investments by type of investment for the nine months ended December 31, 1997 is as follows:



                         Common stock                                                  $344,338
                         Mutual funds                                                   134,549
                                                                                       --------
                                                                                       $478,887
                                                                                       ========

4.       TAX STATUS

         The Plan received a favorable determination letter from the Internal Revenue Service on November 1, 1995 stating that the Plan was designed in accordance with applicable Internal Revenue Code requirements. The Plan has been amended since receiving the letter; however, the plan administrator believes that the Plan is currently designed and is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, the plan administrator believes that the Plan was qualified and the related trust was tax-exempt as of December 31, 1997 and March 31, 1997.


5.       SUBSEQUENT EVENT

         Effective July 1, 1998, the Plan's trustee and custodian will change from Merrill Lynch Trust Company to Prudential Investments. Prudential Investments Retirement Services will provide administration and record-keeping services for the Plan.

         Also effective July 1, 1998, 100% of the employer matching contributions will be contributed to The Maxim Group, Inc. Stock Fund.

                                                                      SCHEDULE I



                           THE MAXIM GROUP 401(K) PLAN


            ITEM 27A--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                DECEMBER 31, 1997






                                                                                                         CURRENT
                         DESCRIPTION OF INVESTMENT                                        COST            VALUE
-------------------------------------------------------------------------------        ----------      ----------
      COMMON STOCK:
 *        The Maxim Group, Inc., 141,537.2705 shares                                      (a)          $2,202,603

      MUTUAL FUNDS:
 *        Merrill Lynch Growth Fund, 50,299.4606 Class D shares                        $1,320,713       1,436,553
 *        Merrill Lynch Global Allocation Fund, 57,993.5851 Class D
             shares                                                                       872,896         819,449
 *        Merrill Lynch Federal Securities Trust Fund, 20,928.7915
             Class D shares                                                               200,301         204,056
 *        Merrill Lynch Capital Fund, 25,424.5979 Class D shares                          802,456         876,132
 *        Merrill Lynch Retirement Preservation Trust, 185,021.9200                       185,022         185,022
             units
 *        Merrill Lynch International Equity Fund, 3,470.6217 Class D
             shares                                                                        40,288          30,403
          MFS Emerging Growth Fund, 3,010.2546 Class A shares                             109,195         108,911
          Oppenheimer Quest Funds--Opportunity Value Fund,
             3,172.2011 Class A shares                                                    112,945         112,359
          AIM Constellation Fund, 2,056.2608 Retail A shares                               59,287          54,244

 *    LOANS TO PARTICIPANTS, WITH INTEREST RATES RANGING FROM
        8.25% TO 8.5%                                                                     137,003         137,003
                                                                                                       ----------
                                                                                                       $6,166,735
                                                                                                       ==========





                      *Represents a party in interest.

             (a) Historical cost information has been requested
                 from, but is unable to be provided by, the custodian.


         The accompanying notes are an integral part of this schedule.

                                                                     SCHEDULE II



                           THE MAXIM GROUP 401(K) PLAN


                     ITEM 27B--SCHEDULE OF LOANS IN DEFAULT

                                DECEMBER 31, 1997









                                                     AMOUNT
                                                 RECEIVED DURING      UNPAID
                                  ORIGINAL       REPORTING YEAR       BALANCE                                    AMOUNT    OVERDUE
                                  AMOUNT OF    -------------------   AT END OF                                 --------------------
        IDENTITY OF OBLIGOR         LOAN       PRINCIPAL  INTEREST     YEAR      DETAILED DESCRIPTION OF LOANS PRINCIPAL   INTEREST
--------------------------------  ---------    ---------  --------   ---------  ------------------------------ ---------   --------
*   PLAN PARTICIPANT               $2,500         $89        $32       $2,411   Issued July 14, 1997; maturity    $2,411   $      0
                                                                                date March 21, 2001, interest
                                                                                rate 8.5%









                  *Represents a party-in-interest transaction.

          The accompanying notes are an integral part of this schedule.

                                                                    SCHEDULE III



                           THE MAXIM GROUP 401(K) PLAN


                ITEM 27D--SCHEDULE OF REPORTABLE TRANSACTIONS (A)

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997


                                                            PURCHASE                             SALES
                                                    --------------------------  ---------------------------------------------
                                                       NUMBER OF                 NUMBER OF    SELLING
                  DESCRIPTION OF ASSETS               TRANSACTIONS     COST     TRANSACTIONS   PRICE      COST      NET GAIN
-----------------------------------------------     ---------------   --------  ------------  --------    --------   --------

  COMMON STOCK:
*  The Maxim Group, Inc. common stock                     84          $582,961        97      $308,183      (b)         (b)

  MUTUAL FUNDS:
*  Merrill Lynch Growth Fund--Class D                     80           385,228        85       245,353    $208,170    $37,184
*  Merrill Lynch Global Allocation Fund--Class D          68           293,724        77       127,296     122,039      5,257
*  Merrill Lynch Capital Fund--Class D                    62           245,848        72       117,693     106,456     11,237

  COLLECTIVE TRUST:
*  Merrill Lynch Retirement Preservation Trust           113           308,560        38       522,980     522,980          0


                              *Represents a party in interest.

(a) Represents a transaction or a series of transactions in excess of 5% of the current value of plan assets as of the beginning of the year.

(b) Historical cost for these assets has been requested from, but is unable to be provided by, the custodian.

          The accompanying notes are an integral part of this schedule.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan has caused this annual report to be signed on the 26th day of June, 1998, by the undersigned thereunto duly authorized.

                           THE MAXIM GROUP, INC. 401(k) PLAN



                           By:     /s/ Thomas P. Leahey
                                ----------------------------------------------
                                Thomas P. Leahey
                                Executive Vice President, Finance
                                (Plan Administrator)