Form 10-Q
period 1998-07-31
MAXIM GROUP INC /
filed 1998-09-14
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the Quarterly Period Ended July 31, 1998

                         Commission File Number 1-13099
                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       58-2060334
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

210 Town Park Drive, Kennesaw, Georgia                         30144
----------------------------------------               ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (770) 590-9369
                                                        -----------------------
N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

         Yes       X                            No
              -----------                            --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Common Stock, $.001 par value                    19,252,827
--------------------------------------      -----------------------------------
                   Class                     Outstanding at September 8, 1998

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                  July 31,      January 31,
                                       Assets                                       1998           1998
---------------------------------------------------------------------------      ---------     -----------
Current assets:
    Cash and cash equivalents, including restricted cash of $12,618 at
       July 31, 1998 and $22,786 at January 31, 1998                             $ 25,030       $ 28,880
    Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $383 at July 31, 1998 and $528 at
       January 31, 1998                                                             2,791          3,107

    Trade accounts receivable, net of allowance for doubtful accounts of
       $2,594 at July 31, 1998 and $1,917 at January 31, 1998                      69,461         56,432
    Accounts receivable from officers and employees                                 1,531          1,593
    Current portion of notes receivable from franchisees and related parties, net of allowance for doubtful accounts of $252 at July 31,
       1998 and $261 at January 31, 1998                                            1,562          1,165
    Inventories                                                                    64,808         54,693
    Refundable income taxes                                                         1,986          2,558
    Deferred income taxes                                                           5,804          5,714
    Prepaid expenses                                                                4,444          3,406
                                                                                 --------       --------
              Total current assets                                                177,417        157,548

Property and equipment, net of accumulated depreciation and
    amortization of $54,930 at July 31, 1998 and $48,039 at January 31,
    1998                                                                          156,662        137,207

Franchise license fees receivable, less current portion, net of allowance
    for doubtful accounts of $210 at July 31, 1998 and January 31, 1998             4,619          2,718

Notes receivable from franchisees, less current portion                             4,001          3,506

Intangible assets, net of accumulated amortization of $1,993 at July 31,
    1998 and $1,626 at January 31, 1998                                            11,453         13,640

Other assets                                                                        9,279          6,875
                                                                                 --------       --------
                                                                                 $363,431       $321,494
                                                                                 ========       ========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)




                                                                          July 31,      January 31,
             Liabilities And Stockholders' Equity                           1998            1998
------------------------------------------------------------------      -----------     -----------
Current liabilities:
    Current portion of long-term debt                                    $     150        $     384
    Current portion of capital lease obligations                               503              501
    Rebates payable to franchisees                                           3,773            3,975
    Accounts payable                                                        19,369           23,376
    Accrued expenses                                                        40,367           14,333
    Deferred revenue                                                         2,554            1,750
    Deposits                                                                 5,444            2,897
                                                                         ---------        ---------
              Total current liabilities                                     72,160           47,216

Long-term debt, less current portion                                       169,025          129,349

Capital lease obligations, less current portion                              1,174            1,429

Deferred taxes                                                               3,676            9,725
                                                                         ---------        ---------
              Total liabilities                                            246,035          187,719
                                                                         ---------        ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000 shares authorized, no
       shares issued or outstanding                                              0                0
    Common stock, $.001 par value; 25,000 shares authorized,
       17,577 shares issued at July 31, 1998 and 17,352 shares
       issued at January 31, 1998                                               18               17
    Additional paid-in capital                                             121,214          119,264
    Retained earnings                                                       15,142           29,388
    Treasury stock, 1,455 shares at July 31, 1998 and 1,221 shares
       at January 31, 1998                                                 (18,978)         (14,894)
                                                                         ---------        ---------
              Total stockholders' equity                                   117,396          133,775
                                                                         ---------        ---------
                                                                         $ 363,431        $ 321,494
                                                                         =========        =========




     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                             Three Months Ended
                                                                        --------------------------
                                                                         July 31,         July 31,
                                                                           1998             1997
                                                                        ---------        ---------

Revenues:
    Sales of floorcovering products                                     $  86,849        $  76,881
    Fiber and PET sales                                                     5,209            6,741
    Fees from franchise services                                           11,995            7,292
    Other                                                                   1,823            1,329
                                                                        ---------        ---------
              Total revenues                                              105,876           92,243

Cost of sales                                                              73,425           63,071
                                                                        ---------        ---------
              Gross profit                                                 32,451           29,172

Selling, general, and administrative expenses                              22,097           20,725

Interest income                                                               (32)            (131)

Interest expense                                                            2,836            1,262

Other                                                                        (120)             (49)

Nonrecurring charges                                                       33,000                0
                                                                        ---------        ---------
              (Loss) earnings before income tax (benefit) expense         (25,330)           7,365

Income tax (benefit) expense                                               (7,540)           2,780
                                                                        ---------        ---------
              Net (loss) earnings                                       $ (17,790)       $   4,585
                                                                        =========        =========

(Loss) earnings per common share:
    Basic                                                               $   (1.09)       $    0.28
                                                                        =========        =========

    Diluted                                                             $   (1.09)       $    0.28
                                                                        =========        =========

Weighted average number of common shares outstanding:
    Basic                                                                  16,305           16,294
                                                                        =========        =========

    Diluted                                                                16,305           16,615
                                                                        =========        =========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                            Six Months Ended
                                                                        --------------------------
                                                                        July 31,         July 31,
                                                                           1998            1997
                                                                        ---------        ---------
Revenues:
    Sales of floorcovering products                                     $ 167,985        $ 148,371
    Fiber and PET sales                                                    12,174           12,513
    Fees from franchise services                                           21,282           14,573
    Other                                                                   3,972            3,011
                                                                        ---------        ---------
              Total revenues                                              205,413          178,468

Cost of sales                                                             143,200          122,226
                                                                        ---------        ---------
              Gross profit                                                 62,213           56,242

Selling, general, and administrative expenses                              44,299           41,163

Interest income                                                              (418)            (225)

Interest expense                                                            5,200            2,663

Other                                                                        (307)             (84)

Nonrecurring charges                                                       33,000                0
                                                                        ---------        ---------
              (Loss) earnings before income tax (benefit) expense         (19,561)          12,725

Income tax (benefit) expense                                               (5,315)           4,889
                                                                        ---------        ---------
              Net (loss) earnings                                       $ (14,246)       $   7,836
                                                                        =========        =========

(Loss) earnings per common share
    Basic                                                               $   (0.87)       $    0.48
                                                                        =========        =========

    Diluted                                                             $   (0.87)       $    0.47
                                                                        =========        =========

Weighted average number of common shares outstanding
    Basic                                                                  16,364           16,202
                                                                        =========        =========

    Diluted                                                                16,364           16,623
                                                                        =========        =========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                 Six Months Ended
                                                                             ------------------------
                                                                             July 31,        July 31,
                                                                               1998            1997
                                                                             --------        --------
Cash flows from operating activities:
   Net (loss) earnings                                                       $(14,246)       $  7,836
                                                                             --------        --------
   Adjustments to reconcile net (loss) earnings to net
      cash (used in) provided by
      operating activities:
         Nonrecurring charges                                                  33,000               0
         Depreciation and amortization                                          7,011           5,845
         Deferred income taxes                                                 (6,139)          3,293
         Changes in assets and liabilities:
            Increase in receivables                                           (20,244)         (8,557)
            Increase in inventories                                           (10,515)         (4,884)
            Decrease in refundable income taxes                                   572             334
            Increase in prepaid expenses and other assets                      (3,583)         (3,847)
            Increase in rebates and accounts payable,
               accrued expenses, deferred
               revenue, and deposits                                            4,405             411
                                                                             --------        --------
                 Total adjustments                                              4,507          (7,405)
                                                                             --------        --------
                 Net cash (used in) provided by operating activities           (9,739)            431
                                                                             --------        --------
Cash flows from investing activities:
   Capital expenditures                                                       (28,878)        (11,837)
   Acquisitions, net of cash acquired                                          (2,289)           (977)
                                                                             --------        --------
                 Net cash used in investing activities                        (31,167)        (12,814)
                                                                             --------        --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                      0          47,240
   Proceeds from exercise of options, net                                       1,950             463
   Purchase of treasury stock                                                  (4,083)        (10,938)
   Borrowings under revolving credit agreement                                 39,442               0
   Repayments of revolving credit agreement                                         0         (25,642)
   Principal payments on capital lease obligations                               (253)           (254)
                                                                             --------        --------
                 Net cash provided by financing activities                     37,056          10,869
                                                                             --------        --------
Net decrease in cash                                                           (3,850)         (1,514)

Cash, beginning of period                                                      28,880           6,439
                                                                             --------        --------
Cash, end of period                                                          $ 25,030        $  4,925
                                                                             ========        ========
Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                               $  5,052        $  4,067
                                                                             ========        ========

      Income taxes                                                           $    145        $  1,346
                                                                             ========        ========

Supplemental disclosure of noncash investing and financing activities:
   Common stock issued in connection with acquisitions                       $      0        $  3,000
                                                                             ========        ========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars In Thousands, Except Per Share Information)

                                   (Unaudited)



  1.  Consolidated Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission.

      The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.


  2.  Inventories

      Inventories consisted of the following (in thousands):

                                           July 31,        January 31,
                                             1998             1998
                                           --------         ---------
                Raw materials               $16,339          $14,809
                Work in process               4,139            3,363
                Finished goods               44,330           36,521
                                            -------          -------
                                            $64,808          $54,693
                                            =======          =======


  3.  Senior Subordinated Notes

      On October 16, 1997, the Company completed the sale of $100 million of 9-1/4% Senior Subordinated Notes ("Notes") due 2007, to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933. The net proceeds to the Company from the offering of the Notes were approximately $96 million, net of an issue discount and fees and related costs. The Company used the net proceeds from the offering of the Notes to repay all borrowings outstanding under its revolving credit agreements of approximately $82.7 million and for general corporate purposes, including capital expenditures.

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


  4.  Nonrecurring Charges

      During the period ended July 31, 1998, the Company reevaluated its retail strategy. As a result of the assessment, the Company made the determination that it would amend its franchise agreement, close certain Company-owned stores, and write down the value of certain retail assets including goodwill.

      The Company recorded a $33 million charge for certain nonrecurring items during the period ended July 31,1998. On June 1, 1998 the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores. As part of the amended franchise agreement, the number of vendors available to franchise members through the Company, to buy from and earn rebates, has been reduced. The Company has recorded allowances for receivables due from vendors replaced in the amended franchise agreement and has also established a reserve to settle claims from certain parties. In addition, the Company has written down to fair value certain assets made obsolete by the amended franchise agreement. The Company also accrued for the costs of closing 14 Company-owned retail stores. The Company anticipates all stores will be closed within six months.

      In connection with the reevaluation of the Company's retail strategy described above, the Company analyzed the performance of its Company owned retail regions. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realizability of the goodwill recorded for these regions.

      The determination of goodwill impairment was made by comparing the unamortized goodwill balance for each region to the estimate of the related region's undiscounted future cash flows. The assumptions used reflected earnings, market and industry conditions, as well as current operating plans. The assessment indicated a permanent impairment of goodwill related to certain of the regions, therefore such goodwill was written down to fair market value which resulted in a write-off totaling $4.2 million.

      The major components of the nonrecurring charges are as follows:

                                                         CHARGE
                                                           TO
                                              INITIAL   RELATED    REMAINING
                                              CHARGE     ASSETS     BALANCE
                                              ------     ------     -------

         Vendors' receivable allowances        $ 5,300    $ 5,300    $     0
         Claims' reserves                      $10,700    $     0    $10,700
         Write-down of equipment                 2,100      2,100          0
         Store closure and carrying costs       10,700        700     10,000
         Write-down of goodwill                  4,200      4,200          0
                                               -------    -------    -------
                                               $33,000    $12,300    $20,700
                                               =======    =======    =======

  5.  Acquisitions

      On July 14, 1998 the Company executed a non-binding letter of intent to purchase the stock of CarpetsPlus of America, LLC, a floorcovering buying group. The acquisition is expected to close by October 31, 1998.


  6.  Subsequent Event

      Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"), pursuant to an Agreement and Plan of Merger dated as of June 23, 1998. These assets include 266 retail stores with annual revenues of approximately $584 million and are being operated through the Company's newly organized Maxim Retail Stores, Inc. subsidiary. The Company intends to continue operating the residential retail stores acquired from Shaw as retail floorcovering stores. Under the terms of the Merger Agreement, the Company issued to Shaw 3,150,000 shares of common stock of the Company and a one-year note in the principal amount of $18 million and paid Shaw $25 million in cash.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

      Total Revenues. Total revenues increased 14.8% to $105.9 million for the three months ended July 31, 1998 from $92.2 million for the three months ended July 31, 1997. Total revenues increased 15.1% to $205.4 million for the six months ended July 31, 1998 from $178.5 million reported in the prior year period. The components of total revenues are discussed below:

         Sales of Floorcovering Products. Sales of floorcovering products increased 13.0% to $86.8 million for the three months ended July 31, 1998 from $76.9 million for the three months ended July 31, 1997, and increased 13.2% to $168.0 for the six months ended July 31, 1998 from $148.4 million in the prior year period. Sales of floorcovering products in Company-owned stores increased 10.5% to $40.2 million for the three months ended July 31, 1998 from $36.4 million for the three months ended July 31, 1997, and increased 14.1% to $76.3 million for the six months ended July 31, 1998 from $66.9 million in the prior year period. The growth in retail sales of floorcovering products was primarily due to internal growth. Sales of manufactured carpet increased 13.0% to $42.3 million for the three months ended July 31, 1998 from $37.5 million for the three months ended July 31, 1997, and increased 9.6% to $82.6 million for the six-months ended July 31, 1998 from $75.4 million in the prior year period. Unit sales of manufactured carpet increased 21.0% to 7.5 million square yards for the three months ended July 31, 1998 from 6.2 million square yards for the three months ended July 31, 1997, and increased 14.1% to 14.6 million square yards for the six months ended July 31, 1998 from 12.8 million square yards in the prior year period. Sales from the Company's two distribution centers amounted to $4.3 million for the three months ended July 31, 1998 and $3.0 million for the three months ended July 31, 1997, and $9.1 million for the six months ended July 31, 1998 and $6.1 million in the prior year period, largely representing sales to the Company's franchisees.

         Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 64.4% to $12.0 million for the three months ended July 31, 1998 from $7.3 million for the three months ended July 31, 1997, and increased 46.0% to $21.3 for the six months ended July 31, 1998 from $14.6 million in the prior year period. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees, and an expansion of advertising services offered by the Company.

         Fiber and PET Sales. Sales of fiber and polyethylene terephthalate ("PET") decreased 22.7% to $5.2 million for the three months ended July 31, 1998 from $6.7 million for the three months ended July 31, 1997, and decreased 2.7% to $12.2 million for the six months ended July 31, 1998 from $12.5 million in the prior year period. Unit sales decreased 29.1% to 12.2 million pounds for the three months ended July 31, 1998 from 17.2 million pounds for the three months ended July 31, 1997, and decreased 12.6% to 28.5 million pounds for the six months ended July 31, 1998 from 32.6 million pounds in the prior year period. The unit sales decrease was the result of increased demand from the Company's carpet operations.


      Gross Profit. Gross profit increased 11.2% to $32.5 million for the three months ended July 31, 1998 from $29.2 million for the three months ended July 31, 1997, and increased 10.6% to $62.2 million for the six months ended July 31, 1998 from $56.2 million in the prior year period. As a percentage of sales, gross profit was 30.7% for the three months ended July 31, 1998 compared to 31.6% for the three months ended July 31, 1997 and 30.3% for the six months ended July 31, 1998 compared to 31.5% in the prior year period. Contributing to the decrease in gross profit as a percentage of sales was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floor covering products and a higher cost of raw materials at the Company's manufacturing subsidiary, Image Industries, Inc. ("Image").

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 6.6% to $22.1 million for the three months ended July 31, 1998 from $20.7 million for the three months ended July 31, 1997, and increased 7.6% to $44.3 million for the six months ended July 31, 1998 from $41.2 million in the prior year period. Increases in operating expenses on an absolute basis reflect an overall growth in the size of the Company's operations required to serve a growing retail base as well as increased selling costs at Image related to newly created territories. As a percentage of revenues, selling, general, and administrative expenses decreased to 20.9% for the three months ended July 31, 1998 from 22.5% for the three months ended July 31, 1997 and decreased to 21.6% from 23.1% for the six months ended July 31, 1998 as compared to the prior year period as a result of spreading fixed costs over a larger revenue base.

      Interest Expense. Interest expense increased 125.0% to $2.8 million for the three months ended July 31, 1998 from $1.3 million for the three months ended July 31, 1997, and increased 95.3% to $5.2 million for the six months ended July 31, 1998 from $2.7 million in the prior year period, due principally to the Company having a higher debt balance and a higher interest rate during the six months ended July 31, 1998 as compared to the prior year period. In October 1997, the Company sold $100 million of 9-1/4% senior subordinated notes, see "Liquidity and Capital Resources."

      Nonrecurring Charges. The Company recorded a $33 million charge for certain nonrecurring items for the period ending July 31, 1998. On June 1, 1998, the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores.

      As part of the amended franchise agreement, the number of vendors available to buy from and earn rebates has been reduced. The Company has recorded allowances for receivables due from vendors replaced in the amended franchise agreement and has also established a reserve to settle claims from certain parties.

      In addition, the Company has written down to fair value certain assets made obsolete by the amended franchise agreement. The Company also accrued for the costs of closing 14 Company-owned retail stores. The Company anticipates all stores will be closed within six months.

      In connection with the reevaluation of the Company's retail strategy described above, the Company analyzed the performance of its Company owned retail regions. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realizability of the goodwill recorded for these regions.

      The determination of goodwill impairment was made by comparing the unamortized goodwill balance for each region to the estimate of the related region's undiscounted future cash flows. The assumptions used reflected the earnings, market, and industry conditions, as well as current operating plans. The assessment indicated a permanent impairment of goodwill related to certain of the regions, therefore such goodwill was written down to fair market value which resulted in a write-off totaling $4.2 million.

      Income Tax Expense. The Company recorded an income tax benefit of $7.5 million for the three months ended July 31, 1998 compared to a $2.8 million expense for the three months ended July 31, 1997, and a $5.3 million tax benefit for the six months ended July 31, 1998 compared to $4.9 million expense in the prior year period. The decrease in income tax expense is due to the Company recording a loss from a nonrecurring charge for the three and six months ended July 31, 1998, as compared to the prior year periods.

      Net Earnings. As a result of the foregoing factors, the Company recorded a net loss of $17.8 million for the three months ended July 31, 1998 compared to net earnings of $4.6 million for the three months ended July 31, 1997, and a net loss of $14.2 million for the six months ended July 31, 1998 compared to net earnings of $7.8 million in the prior year period.

Liquidity and Capital Resources

      General. The Company's primary capital requirements are for new store openings, investments in the manufacturing operations, working capital and acquisitions. The Company historically has met its capital requirements through a combination of cash flow from operations, net proceeds from the sale of equity and debt securities, bank lines of credit, and standard payment terms.

      In March 1997, the Board of Directors of the Company authorized management to repurchase up to one million shares of common stock of the Company. In October 1997, the Board of Directors of the Company authorized management to repurchase up to an additional one million shares of the common stock of the Company. As of September 8, 1998, the Company had repurchased 1,528,300 shares of its common stock in the open market for a total of $20.4 million. These purchases were, and any future purchases will be, financed from borrowings under the Company's revolving credit facility.

      Credit Facility. On August 26, 1997 (as amended on September 24, 1997 and August 7, 1998), the Company established a credit facility providing for aggregate commitments of $141 million (the "Credit Facility"). The Credit Facility consists of (i) a $110 million revolving credit facility, of which $39.8 million was available for borrowings on September 8, 1998 and
      (ii) a special-purpose letter of credit in the amount of up to $31 million for use as credit support for the Summerville Loan (defined below) to be used to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. As of September 8, 1998, the Company had $70.2 million outstanding under the revolving credit facility. No amounts have been drawn on the letter of credit. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. The Credit Facility contains customary covenants. As of September 8, 1998, the Company was in compliance with, or had obtained waivers of all violations of, all covenants under the Credit Facility.

      The Credit Facility, as amended, expires on October 6, 1998. The Company has accepted a $141 million committed credit facility ("Committed Facility") to refinance the current Credit Facility at maturity. The Committed Facility consists of (i) a $95 million five-year revolving credit facility, (ii) a $15 million 364 day line of credit, and (iii) a $31 million letter of credit to support the Summerville Loan.

      Summerville Loan. Effective September 1, 1997, the Development Authority of the city of Summerville, Georgia (the "Authority"), issued Exempt Facility Revenue Bonds in an aggregate principal amount of $30 million (the "Facility Revenue Bonds"). On September 17, 1997, the Authority loaned (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance, in whole or in part, the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Facility Revenue Bonds and the interest thereon are special, limited obligations of the Authority, payable solely from the revenues and income derived from a loan agreement between Image and the Authority, which payment thereof and funds which may be drawn under the special-purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature on September 1, 2017, and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan equals the interest rate on the Facility Revenue Bonds.

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

      Cash Flows. During the six months ended July 31, 1998, operating activities used $9.7 million of cash compared to $431,000 cash provided in the six months ended July 31, 1997. The decrease in cash provided by operating activities resulted primarily from an increase in inventories and accounts receivable. The increase in inventories and accounts receivable was partially due to higher sales of floorcovering products to franchisees and other carpet retailers.

      During the six months ended July 31, 1998, investing activities used cash in the amount of $31.2 million compared to $12.8 million for the six months ended July 31, 1997. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations and the expansion of the retail business.

      During the six months ended July 31, 1998, financing activities provided cash of $37.1 million compared to $10.9 million in the six months ended July 31, 1997. This increase is primarily due to proceeds received from borrowings under the Company's revolving credit agreement.

      Capital Expenditures. The Company anticipates that it will require approximately $15 million for the remainder of fiscal 1999 to (i) open approximately 10 new Gallery stores (assuming approximately 50% of such stores will be located on Company-owned property and the remainder on leased property), (ii) reconfigure three existing CarpetMAX stores, and
      (iii) upgrade its management information systems. The actual costs that the Company will incur in opening new Gallery stores cannot be predicted with precision because the opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions and the extent of the buildout required at the selected site. The Company anticipates that it will require approximately $10 million during the remainder of fiscal 1999 for capital expenditures at Image, including the expansion of Image's polyester fiber production capacity.

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

      Recent Accounting Pronouncements

      Effective with the three months ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS 130 did not have an impact on the Company's financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes reporting standards for public companies concerning operating segments and related disclosures about products and services, geographic areas and major customers. FAS 131 will be adopted with the Company's Annual Report for the fiscal year ending January 31, 1999.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Early adoption is encouraged. FAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate this statement will have an impact on its financial statements.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company does not anticipate that this statement will have an impact on its financial statements.

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

      Based on the assessment of the Company's information technology systems, management presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the effects of the year 2000 issue will be timely resolved. The Company is in the process of conducting an inventory and business risk assessment of its non-information technology systems. These non-information technology systems include items such as embedded technology including microcontrollers used in the Company's manufacturing processes. The Company will develop remediation plans for such non-information technology systems if its business risk assessment indicates such is warranted. All costs associated with analyzing the year 2000 issue or making conversions to existing systems are being expensed as incurred.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


N/A

PART II--OTHER INFORMATION


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 26, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's board of directors for a term of three years and until their successors are elected and have qualified: David E. Cicchinelli and James W. Inglis. The number of votes cast for and against the election of each nominee for director was as follows:

                  DIRECTOR                  FOR                   AGAINST
                  --------                  ---                   -------

            David E. Cicchinelli         13,356,830               214,762
            James W. Inglis              13,359,330               212,262

      In addition, the Company's shareholders approved an amendment to the Company's 1993 Stock Option Plan to increase the number of shares available for grant thereunder from 3,000,000 shares to 4,000,000 shares. The number of votes cast in favor of adoption of the amendment to the 1993 Stock Option Plan was 7,804,628 and the number of votes cast against adoption of the amendment was 519,385. There were 6,611,599 abstentions and broker nonvotes.


ITEM 5--OTHER INFORMATION

      As set forth in the Company's 1998 Proxy Statement, proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices by January 30, 1999 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting.

      With respect to any such proposals received by the Company after April 19, 1999, the persons named in the form of proxy solicited by management in connection with the 1999 annual meeting of shareholders of the Company will have discretionary authority to vote on any such shareholder proposals in accordance with their judgment of what is in the best interests of the Company.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K


(A)   Exhibits



      11       Statements Regarding Computation of Per Share Earnings

      27.1     Financial Data Schedule (for SEC use only)

      27.2     Restated Financial Data Schedule (for SEC use only)

(B)   Reports on Form 8-K

      The following report on Form 8-K was filed during the quarter ended July 31, 1998: Current Report on Form 8-K dated June 23, 1998 (reporting agreement to acquire substantially all of the residential retail store assets of Shaw Industries, Inc.)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAXIM GROUP, INC.


Dated:  September 8, 1998        By:   /s/ A. J. Nassar
                                       ----------------------------------------
                                       A. J. Nassar, President and
                                       Chief Executive Officer

Dated:  September 8, 1998        By:   /s/ Gary Brugliera
                                       ----------------------------------------
                                       Gary Brugliera, Chief Financial Officer