Form 10-Q
period 1998-10-31
MAXIM GROUP INC /
filed 1998-12-15
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                         COMMISSION FILE NUMBER 1-13099
                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      58-2060334
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

210 Town Park Drive, Kennesaw, Georgia                     30144
----------------------------------------             ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (678) 355-4000
                                                     ------------------

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

         Yes      X                                   No
             -----------                                 -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Common Stock, $.001 par value                       18,880,018
     ---------------------------------        ----------------------------------
                   Class                        Outstanding at December 7, 1998

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                 October 31,     January 31,
                                    Assets                                          1998            1998
-------------------------------------------------------------------------------  -----------     -----------
Current assets:
    Cash and cash equivalents, including restricted cash of $8,881 at
       October 31, 1998 and $22,786 at January 31, 1998                           $ 34,152        $ 28,880
    Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $417 at October 31, 1998 and $528 at
       January 31, 1998                                                              2,735           3,107
    Trade accounts receivable, net of allowance for doubtful accounts of
       $4,219 at October 31, 1998 and $1,917 at January 31, 1998                    96,460          56,432
    Accounts receivable from officers and employees                                  1,862           1,593
    Current portion of notes receivable from franchisees and related parties, net of allowance for doubtful accounts of $132 at
       October 31, 1998 and $261 at January 31, 1998                                 2,255           1,165
    Inventories                                                                    112,450          54,693
    Refundable income taxes                                                          1,865           2,558
    Deferred income taxes                                                            6,666           5,714
    Prepaid expenses                                                                15,060           3,406
                                                                                  --------        --------
              Total current assets                                                 273,505         157,548

Property and equipment, net of accumulated depreciation and
    amortization of $58,715 at October 31, 1998 and $48,039 at
    January 31, 1998                                                               188,446         137,207

Franchise license fees receivable, less current portion, net of allowance
    for doubtful accounts of $210 at October 31, 1998 and January 31, 1998           4,620           2,718

Notes receivable from franchisees, less current portion                              4,251           3,506

Intangible assets, net of accumulated amortization of $1,891 at
    October 31, 1998 and $1,626 at January 31, 1998                                 51,606          13,640

Other assets                                                                        13,667           6,875
                                                                                  --------        --------
                                                                                  $536,095        $321,494
                                                                                  ========        ========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                        October 31,       January 31,
                 Liabilities And Stockholders' Equity                       1998              1998
----------------------------------------------------------------------  -----------       -----------
Current liabilities:
    Current portion of long-term debt                                    $ 110,902         $     384
    Current portion of capital lease obligations                               504               501
    Rebates payable to franchisees                                           4,886             3,975
    Accounts payable                                                        61,892            23,376
    Accrued expenses                                                        53,034            14,333
    Deferred revenue                                                         2,561             1,750
    Deposits                                                                 5,443             2,897
                                                                         ---------         ---------
              Total current liabilities                                    239,222            47,216

Long-term debt, less current portion                                       116,041           129,349

Capital lease obligations, less current portion                              1,050             1,429

Deferred taxes                                                               9,007             9,725
                                                                         ---------         ---------
              Total liabilities                                            365,320           187,719
                                                                         ---------         ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000 shares authorized, no
       shares issued or outstanding                                              0                 0
    Common stock, $.001 par value; 25,000 shares authorized,
       21,143 shares issued at October 31, 1998 and 17,352
       shares issued at January 31, 1998                                        21                17
    Additional paid-in capital                                             184,401           119,264
    Retained earnings                                                       21,171            29,388
    Treasury stock, 2,366 shares at October 31, 1998 and 1,221
       shares at January 31, 1998                                          (34,818)          (14,894)
                                                                         ---------         ---------
              Total stockholders' equity                                   170,775           133,775
                                                                         ---------         ---------
                                                                         $ 536,095         $ 321,494
                                                                         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                      Three Months Ended
                                                                                -----------------------------
                                                                                October 31,       October 31,
                                                                                    1998              1997
                                                                                -----------       -----------
Revenues:
   Sales of floorcovering products                                               $ 235,116         $  81,017
   Fiber and PET sales                                                               8,257             7,213
   Fees from franchise services                                                     13,698             8,695
   Other                                                                             1,641             1,403
                                                                                 ---------         ---------
            Total revenues                                                         258,712            98,328

Cost of sales                                                                      165,707            66,852
                                                                                 ---------         ---------
            Gross profit                                                            93,005            31,476

Selling, general, and administrative expenses                                       79,211            21,655

Interest income                                                                       (345)             (212)

Interest expense                                                                     3,717             1,589

Other                                                                                    0              (208)
                                                                                 ---------         ---------
            Earnings before income tax expense and extraordinary charge             10,422             8,652

Income tax expense                                                                   4,016             3,470
                                                                                 ---------         ---------
            Earnings before extraordinary charge                                     6,406             5,182

Extraordinary charge--early retirement of debt, net of income tax benefit              377               785
                                                                                 ---------         ---------
            Net earnings                                                         $   6,029         $   4,397
                                                                                 =========         =========

Earnings per common share:
   Basic:
      Earnings before extraordinary charge                                       $    0.33         $    0.32
      Extraordinary charge                                                           (0.02)            (0.05)
                                                                                 ---------         ---------
            Basic earnings                                                       $    0.31         $    0.27
                                                                                 =========         =========

   Diluted:
      Earnings before extraordinary charge                                       $    0.32         $    0.31
      Extraordinary charge                                                           (0.02)            (0.05)
                                                                                 ---------         ---------
            Diluted earnings                                                     $    0.30         $    0.26
                                                                                 =========         =========

Weighted average number of common shares outstanding:
   Basic                                                                            19,428            16,164
                                                                                 =========         =========

   Diluted                                                                          20,241            16,922
                                                                                 =========         =========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                              Nine Months Ended
                                                                                        -----------------------------
                                                                                        October 31,       October 31,
                                                                                            1998              1997
                                                                                        -----------       -----------
Revenues:
   Sales of floorcovering products                                                       $ 403,101         $ 229,388
   Fiber and PET sales                                                                      20,431            19,726
   Fees from franchise services                                                             34,980            23,268
   Other                                                                                     5,613             4,414
                                                                                         ---------         ---------
            Total revenues                                                                 464,125           276,796

Cost of sales                                                                              308,907           189,078
                                                                                         ---------         ---------
            Gross profit                                                                   155,218            87,718

Selling, general, and administrative expenses                                              123,510            62,818

Interest income                                                                               (763)             (437)

Interest expense                                                                             8,917             4,252

Other                                                                                         (307)             (292)

Nonrecurring charges                                                                        33,000                 0
                                                                                         ---------         ---------
            (Loss) earnings before income tax (benefit) expense and extraordinary
               charge                                                                       (9,139)           21,377

Income tax (benefit) expense                                                                (1,299)            8,359
                                                                                         ---------         ---------
            (Loss) earnings before extraordinary charge                                     (7,840)           13,018

Extraordinary charge--early retirement of debt, net of income tax benefit                      377               785
                                                                                         ---------         ---------
            Net (loss) earnings                                                          $  (8,217)        $  12,233
                                                                                         =========         =========

(Loss) earnings per common share:
   Basic:
      (Loss) earnings before extraordinary charge                                        $   (0.45)        $    0.81
      Extraordinary charge                                                                   (0.02)            (0.05)
                                                                                         ---------         ---------
            Basic (loss) earnings                                                        $   (0.47)        $    0.76
                                                                                         =========         =========

   Diluted:
      (Loss) earnings before extraordinary charge                                        $   (0.45)        $    0.78
      Extraordinary charge                                                                   (0.02)            (0.05)
                                                                                         ---------         ---------
            Diluted (loss) earnings                                                      $   (0.47)        $    0.73
                                                                                         =========         =========

Weighted average number of common shares outstanding:
   Basic                                                                                    17,385            16,189
                                                                                         =========         =========

   Diluted                                                                                  17,385            16,723
                                                                                         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                                                              Nine Months Ended
                                                                                        ---------------------------
                                                                                        October 31,     October 31,
                                                                                            1998            1997
                                                                                        -----------     -----------
Cash flows from operating activities:
   Net (loss) earnings                                                                  $    (8,217)    $    12,233
                                                                                        -----------     -----------
   Adjustments to reconcile net (loss) earnings to net cash provided by (used  in)
      operating activities:
         Nonrecurring charges                                                                33,000               0
         Depreciation and amortization                                                       12,082           8,722
         Deferred income taxes                                                               (1,670)           (479)
         Changes in assets and liabilities:
            Increase in receivables                                                         (31,525)        (18,934)
            Increase in inventories                                                         (19,294)         (2,975)
            Decrease in refundable income taxes                                                 693             784
            Increase in prepaid expenses and other assets                                   (14,247)         (5,766)
            Increase in rebates and accounts payable, accrued expenses, deferred
               revenue, and deposits                                                         37,361           2,903
                                                                                        -----------     -----------
                 Total adjustments                                                           16,400         (15,745)
                                                                                        -----------     -----------
                 Net cash provided by (used in) operating activities                          8,183          (3,512)
                                                                                        -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                                                     (46,015)        (26,769)
   Acquisitions, net of cash acquired                                                       (25,354)         (1,738)
                                                                                        -----------     -----------
                 Net cash used in investing activities                                      (71,369)        (28,507)
                                                                                        -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                    0          47,240
   Proceeds from exercise of options, net                                                     3,737           1,000
   Purchase of treasury stock                                                               (19,924)        (14,043)
   Borrowings under revolving credit agreement                                              128,481          33,199
   Repayments of revolving credit agreement                                                 (43,461)              0
   Principal payments on capital lease obligations                                             (375)           (590)
                                                                                        -----------     -----------
                 Net cash provided by financing activities                                   68,458          66,806
                                                                                        -----------     -----------
Net increase in cash                                                                          5,272          34,787

Cash, beginning of period                                                                    28,880           6,439
                                                                                        -----------     -----------
Cash, end of period                                                                     $    34,152     $    41,226
                                                                                        ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                                          $    11,601     $     4,283
                                                                                        ===========     ===========

      Income taxes                                                                      $       242     $     3,312
                                                                                        ===========     ===========

Supplemental disclosure of noncash investing and financing activities:
   Common stock issued in connection with acquisitions                                  $    61,400     $     3,000
                                                                                        ===========     ===========

   Note payable issued in connection with acquisition                                   $    11,000     $         0
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

         The results of operations for the periods presented are not necessarily indicative of the operating results to be expected for the full year.


2.       Inventories

         Inventories consisted of the following (in thousands):

                                                 October 31,      January 31,
                                                    1998             1998
                                                 -----------      -----------
                  Raw materials                   $ 21,289         $ 14,809
                  Work in process                    3,755            3,363
                  Finished goods                    87,406           36,521
                                                  --------         --------
                                                  $112,450         $ 54,693
                                                  ========         ========

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

         The Company is currently in default of the restricted payment covenant contained in the Indenture (the "Indenture") pursuant to which the Notes were issued. The default occurred on September 3, 1998 when the Company repurchased shares of its common stock in the open market pursuant to its ongoing stock repurchase program. At the time of this stock repurchase, the Company believed that it had sufficient funds available under the restricted payments provision of the Indenture to make the repurchase. The Company, however, excluded from the calculation of its restricted payment availability, nonrecurring charges totaling $33 million taken in the quarter ended July 31, 1998, believing such charges to be excluded from consolidated net income of the Company, as defined in the Indenture, and thus not effecting a reduction in the Company's restricted payments availability thereunder. By the time the Company realized that its treatment of this nonrecurring charge was impermissible under the Indenture, it had purchased additional shares of common stock in the open market in violation of the terms of the Indenture.

         On November 12, 1998, the Company notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified the Company that such default shall become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to the Company). If this default is not cured by the Company prior to December 17, 1998, the Trustee or the holders of not less than 25% in aggregate principal amount of Notes outstanding may declare all unpaid principal of, premium, if any, and accrued interest of all Notes to be due and payable. The Company will seek the consent of the Note holders for a waiver of these inadvertent violations of the restricted payment convenant of the Indenture. In order to be effective, holders of a majority in aggregate principal amount of all outstanding Notes must consent to the waiver.

         Because either the Trustee or the holders of not less than 25% in aggregate principal amount of Notes outstanding may accelerate payment of the Notes beginning on December 17, 1998, the Notes are classified as current liabilities of the Company on the accompanying October 31, 1998 balance sheet. Once the Company receives the requisite consent to the waiver from the holders of Notes, however, the Notes will again be classified as long-term debt of the Company.


4.       Nonrecurring Charges

         During the period ended July 31, 1998, the Company reevaluated its retail strategy. As a result of the assessment, the Company made the determination that it would amend its franchise agreement, close certain Company-owned stores, and write down the value of certain retail assets including goodwill.

         The Company recorded a $33 million charge for certain nonrecurring items during the period ended July 31,1998. On June 1, 1998 the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores. As part of the amended franchise agreement, the number of vendors available to franchise members through the Company, to buy from and earn rebates, has been reduced. The Company has recorded allowances for receivables due from vendors replaced in the amended franchise agreement and has also established a reserve to settle claims from certain parties. In addition, the Company has written down to fair value certain assets made obsolete by the new franchise agreement. The Company also accrued for the costs of closing 14 Company-owned retail stores. The Company anticipates all stores will be closed within nine months.

         As part of the Company's reevaluation of its retail strategy, the acquisition of the retail store assets of Shaw Industries, Inc. was considered and consummated.

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

         The major components of the nonrecurring charges are as follows:

                                                                       CHARGED
                                                                         TO
                                                           INITIAL     RELATED     REMAINING
                                                            CHARGE     ACCOUNTS     BALANCE
                                                           -------     --------    ---------
                  Vendors' receivable allowances           $ 5,300     $ 5,300      $     0
                  Claims reserves                           10,700           0       10,700
                  Write-down of equipment                    2,200       2,200            0
                  Store closure and carrying costs          10,600         933        9,667
                  Write-down of goodwill                     4,200       4,200            0
                                                           -------     -------      -------
                                                           $33,000     $12,633      $20,367
                                                           =======     =======      =======

5.       Earnings Per Share

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and the conversion into common stock during the periods outstanding.

         A reconciliation of net earnings (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share for the three and nine months ended October 31, 1998 and 1997 is as follows:

                                                  Three Months Ended            Nine Months Ended
                                                      October 31                    October 31
                                               -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
         Basic earnings (loss) per common
           share:
             Earnings (loss) before
               extraordinary charge            $  6,406       $  5,182       $ (7,840)      $ 13,018
             Extraordinary charge                   377            785            377            785
                                               --------       --------       --------       --------
             Net earnings (loss)               $  6,029       $  4,397       $ (8,217)      $ 12,233
                                               ========       ========       ========       ========

         Weighted average number of
           common shares outstanding             19,428         16,164         17,385         16,189
                                               ========       ========       ========       ========

         Basic earnings (loss) per common
           share:
             Earnings (loss) before
               extraordinary charge            $   0.33       $   0.32       $  (0.45)      $   0.81
             Extraordinary charge                 (0.02)         (0.05)         (0.02)         (0.05)
                                               --------       --------       --------       --------
             Basic earnings (loss)             $   0.31       $   0.27       $  (0.47)      $   0.76
                                               ========       ========       ========       ========

         Diluted earnings (loss) per
           common share:
             Earnings (loss) before
               extraordinary charge            $  6,406       $  5,182       $ (7,840)      $ 13,018
             Extraordinary charge                   377            785            377            785
                                               --------       --------       --------       --------
             Net earnings (loss)               $  6,029       $  4,397       $ (8,217)      $ 12,233
                                               ========       ========       ========       ========

                                                  Three Months Ended            Nine Months Ended
                                                      October 31                    October 31
                                               -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
         Weighted average number of
           common shares outstanding             19,428         16,164         17,385         16,189
         Shares issuable from assumed
           exercise of outstanding stock
           options                                  813            758            N/A(a)         534
                                               --------       --------       --------       --------
         Weighted average number of
           common and common
           equivalent shares                     20,241         16,922         17,385         16,723
                                               ========       ========       ========       ========

         Diluted earnings (loss) per
           common share:
             Earnings (loss) before
               extraordinary charge            $   0.32       $   0.31       $  (0.45)      $   0.78
             Extraordinary charge                 (0.02)         (0.05)         (0.02)         (0.05)
                                               --------       --------       --------       --------
             Diluted earnings (loss)           $   0.30       $   0.26       $  (0.47)      $   0.73
                                               ========       ========       ========       ========

                  (a) Common equivalent shares are antidilutive for the nine months ended October 31, 1998.


6.       Acquisitions

         Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"), pursuant to an Agreement and Plan of Merger dated as of June 23, 1998. These assets include 266 retail stores with annual revenues of approximately $584 million and are being operated through the Company's newly organized Maxim Retail Stores, Inc. subsidiary. The Company intends to continue operating the residential retail stores acquired from Shaw as retail floorcovering stores. Under the terms of the Merger Agreement, the Company issued to Shaw 3,150,000 shares of common stock of the Company and a one-year note in the principal amount of $18 million (adjusted to $11 million after giving effect to purchase price adjustments) and paid Shaw $25 million in cash. The acquisition has been reflected on a purchase basis of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of the fair values at the date of acquisition. The allocation has been based on preliminary estimates and studies which may be revised at a later date.

         The operating results of the retail stores acquired from Shaw are included in the Company's consolidated statement of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the retail store assets of Shaw (which occurred on August 8, 1998) had occurred on February 1, 1997. The pro forma expenses include the recurring costs which are directly attributable to the acquisition, such as interest expense and amortization of goodwill and their related tax effects.

                                                          Three Months Ended              Nine Months Ended
                                                             October 31,                     October 31,
                                                        ------------------------       ------------------------
                                                          1998           1997            1998            1997
                                                        --------      ----------       --------        --------
         Net revenues                                   $258,712      $  229,956       $737,081        $656,024
                                                        ========      ==========       ========        ========

         Net earnings (loss)                            $  6,029      $      573       $(12,343)       $  8,862
                                                        ========      ==========       ========        ========

         Basic earnings (loss) per common share         $    .31      $      .05       $   (.63)       $    .46
                                                        ========      ==========       ========        ========

         Diluted earnings (loss) per common share       $    .30      $      .05       $   (.63)       $    .45
                                                        ========      ==========       ========        ========


         Effective September 25, 1998, the Company acquired CarpetsPlus of America, LLC, a floorcovering buying group with approximately 200 member stores. The acquisition has been reflected on a purchase basis of accounting at a price of approximately $9.2 million, consisting of a cash payment of $2.3 million, and the issuance of $6.9 million in stock. In addition to the consideration received at closing, the shareholders of CarpetsPlus of America may receive up to $2.3 million of shares of common stock of the Company based on the profitability of the acquired company during the two-year period ending January 31, 2001.


7.       Subsequent Event

         On November 12, 1998, the Company executed a definitive agreement to sell substantially all of the assets of its Image Industries, Inc. subsidiary to a subsidiary of Mohawk Industries, Inc. Under the terms of the agreement, total consideration is $232 million, which includes the assumption of approximately $52 million in related debt and short-term liabilities. The transaction is expected to close on or about January 22, 1999.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         During the three months ended October 31, 1998, the Company acquired the retail store assets of Shaw Industries, Inc. ("Shaw"). These assets include 266 retail floorcovering stores which, effective on August 9, 1998, were owned and operated by the Company. The acquisition of these assets resulted in a 254.7% increase in the number of Company-owned stores. As reflected in the following discussion, the acquisition of these assets materially impacted the Company's financial condition and results of operations as of and for the three- and nine-month periods ended October 31, 1998.

         Total Revenues. Total revenues increased 163.1% to $258.7 million for the three months ended October 31, 1998 from $98.3 million for the three months ended October 31, 1997. Total revenues increased 67.7% to $464.1 million for the nine months ended October 31, 1998 from $276.8 million reported in the prior year period. The components of total revenues are discussed below:

                  Sales of Floorcovering Products. Sales of floorcovering products increased 190.3% to $235.1 million for the three months ended October 31, 1998 from $81.0 million for the three months ended October 31, 1997, and increased 75.7% to $403.1 million for the nine months ended October 31, 1998 from $229.4 million in the prior year period. Sales of floorcovering products in Company-owned stores increased 414.6% to $186.8 million for the three months ended October 31, 1998 from $36.3 million for the three months ended October 31, 1997, and increased 154.9% to $263.1 million for the nine months ended October 31, 1998 from $103.2 million in the prior year period. The growth in retail sales of floorcovering products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, to internal growth. Sales of manufactured carpet increased 6.9% to $43.3 million for the three months ended October 31, 1998 from $40.5 million for the three months ended October 31, 1997, and increased 8.6% to $125.8 million for the nine-months ended October 31, 1998 from $115.8 million in the prior year period. Unit sales of manufactured carpet remained constant at 7.2 million square yards for the three months ended October 31, 1998 and October 31, 1997, and increased 6.0% to 21.2 million square yards for the nine months ended October 31, 1998 from
                  20.0 million square yards in the prior year period. Sales from the Company's two retail distribution centers amounted to $4.6 million for the three months ended October 31, 1998 compared to $4.2 million for the three months ended October 31, 1997, and $13.7 million for the nine months ended October 31, 1998 compared to $10.7 million in the prior year period, largely representing sales to the Company's franchisees.

                  Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floorcovering products, and advertising, increased 57.5% to $13.7 million for the three months ended October 31, 1998 from $8.7 million for the three months ended October 31, 1997, and increased 50.2% to $35.0 million for the nine months ended October 31, 1998 from $23.3 million in the prior year period. This increase was attributable to increases in brokering activity generated from new CarpetMAX and GCO franchisees, growth in demand for franchise services from existing CarpetMAX and GCO franchisees, greater utilization of advertising and other services offered to franchisees, and an expansion of advertising services offered by the Company.

                  Fiber and PET Sales. Sales of fiber and polyethylene terephthalate ("PET") increased 15.3% to $8.3 million for the three months ended October 31, 1998 from $7.2 million for the three months ended October 31, 1997, and increased 4.1% to $20.4 million for the nine months ended October 31, 1998 from $19.7 million in the prior year period. Unit sales increased 1.8% to 17.2 million pounds for the three months ended October 31, 1998 from 16.9 million pounds for the three months ended October 31, 1997, and decreased 7.7% to 45.7 million pounds for the nine months ended October 31, 1998 from 49.5 million pounds in the prior year period. The unit sales decrease was the result of increased demand from the Company's carpet operations. The average selling price per pound of fiber and PET for the nine months ended October 31, 1998 increased by 11% compared to the prior year period.

         Gross Profit. Gross profit increased 195.2% to $93.0 million for the three months ended October 31, 1998 from $31.5 million for the three months ended October 31, 1997, and increased 77.0% to $155.2 million for the nine months ended October 31, 1998 from $87.7 million in the prior year period. As a percentage of revenues, gross profit was 36.0% for the three months ended October 31, 1998 compared to 32.0% for the three months ended October 31, 1997 and 33.4% for the nine months ended October 31, 1998 compared to 31.7% in the prior year period. Contributing to the increase in gross profit as a percentage of revenues was the continuing change in the business mix of the Company to a revenue base consisting principally of the net sales of floorcovering products, which change was accelerated by the acquisition of the retail store assets of Shaw in August 1998.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 265.0% to $79.2 million for the three months ended October 31, 1998 from $21.7 million for the three months ended October 31, 1997, and increased 96.7% to $123.5 million for the nine months ended October 31, 1998 from $62.8 million in the prior year period. Increases in operating expenses on an absolute basis reflects an overall growth in the size of the Company's operations required to serve a growing retail base, including the retail store assets acquired from Shaw, as well as increased selling costs at Image related to newly created territories. As a percentage of revenues, selling, general, and administrative expenses increased to 30.6% for the three months ended October 31, 1998 from 22.0% for the three months ended October 31, 1997 and increased to 26.6% from 22.7% for the nine months ended October 31, 1998 as compared to the prior year period.

         Interest Expense. Interest expense increased 131.3% to $3.7 million for the three months ended October 31, 1998 from $1.6 million for the three months ended October 31, 1997, and increased 107.0% to $8.9 million for the nine months ended October 31, 1998 from $4.3 million in the prior year period, due principally to the Company having a higher debt balance and a higher interest rate during the nine months ended October 31, 1998 as compared to the prior year period. In October 1997, the Company issued $100 million of 9-1/4% senior subordinated notes. See "Liquidity and Capital Resources."

         Nonrecurring Charges. During the three months ended July 31, 1998, the Company reevaluated its retail strategy. As a result of the assessment, the Company made the determination that it would amend its franchise agreement, close certain Company-owned stores, and write down the value of certain retail assets including goodwill. The Company recorded a $33 million charge for certain nonrecurring items during the period ended July 31, 1998. On June 1, 1998, the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores. As part of the amended franchise agreement, the number of vendors available to franchise members through the Company, to buy from and earn rebates, has been reduced. The Company has recorded allowances for receivables due from vendors replaced in the amended franchise agreement and has also established a reserve to settle claims from certain parties.

         In addition, the Company has written down to fair value certain assets made obsolete by the amended franchise agreement. The Company also accrued for the costs of closing 14 Company-owned retail stores. The Company anticipates all stores will be closed within nine months.

         In connection with the reevaluation of the Company's retail strategy described above, the Company analyzed the performance of its Company-owned retail regions. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realizability of the goodwill recorded for these regions.

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

         Income Tax Expense. The Company recorded income tax expense of $4.0 million for the three months ended October 31, 1998 compared to a $3.5 million expense for the three months ended October 31, 1997, and a $1.3 million tax benefit for the nine months ended October 31, 1998 compared to $8.4 million expense in the prior year period. The decrease in income tax expense is due to the Company recording a loss from a nonrecurring charge for the nine months ended October 31, 1998, as compared to the prior year period.

         Extraordinary Charges. The extraordinary charges recorded in the three months ended October 31, 1998 and 1997 resulted from the write-off of unamortized financing fees associated with former revolving credit facilities. The resultant charges amounted to

         $377,000, net of an income tax benefit of $236,000 for the three months ended October 31, 1998 and amounted to $785,000, net of an income tax benefit of $523,000, for the three months ended October 31, 1997.

         Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $6.0 million for the three months ended October 31, 1998 compared to net earnings of $4.4 million for the three months ended October 31, 1997, and a net loss of $8.2 million for the nine months ended October 31, 1998 compared to net earnings of $12.2 million in the prior year period.

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

         In March 1997, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company has periodically repurchased shares of its common stock in the open market. As of December 7, 1998, the Company had repurchased an aggregate of 2,365,900 shares of its common stock in the open market for a total of $34.8 million. These purchases were, and any future purchases will be, financed from borrowings under the Company's revolving credit facility and cash balances. As discussed below, the ability of the Company to repurchase its common shares is limited by certain restrictions contained in the Indenture relating to the Company's Senior Notes.
         See "Senior Notes."

         On November 12, 1998, the Company entered into an agreement to sell substantially all the assets of its Image Industries, Inc. subsidiary ("Image") to Aladdin Manufacturing Corporation ("Aladdin"), a wholly owned subsidiary of Mohawk Industries, Inc. ("Mohawk"). The transaction is valued at approximately $232 million, including the assumption by Aladdin of approximately $52 million of Image liabilities. The Company expects to apply the cash proceeds from this transaction, which is expected to close on or about January 22, 1999, to repay debt.

         Credit Facility. On November 25, 1998, the Company established credit facilities providing for aggregate commitments of $141 million (the "Credit Facility"). The Credit Facility consists of (i) $110 million of revolving credit, of which $19.3 million was available for borrowings on December 7, 1998 and (ii) a special-purpose letter of credit in the amount of up to $31 million for use as credit support for the Summerville Loan (defined below) to be used to finance the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. As of December 7, 1998, the Company had $84.9 million outstanding under the revolving portion of the Credit Facility and had $1.5 million outstanding on the letter of credit. The Company's obligations under the letter of credit will be assumed by Mohawk in connection with Aladdin's purchase of Image and the Company will be released from all obligations thereunder. Amounts outstanding under the Credit Facility bear interest at a variable rate based on LIBOR or the prime rate, at the Company's option. The Credit Facility contains customary covenants. As of December 7, 1998, the Company was in compliance with all covenants under the Credit Facility.

         Summerville Loan. Effective September 1, 1997, the Development Authority of the city of Summerville, Georgia (the "Authority"), issued Exempt Facility Revenue Bonds in an aggregate principal amount of $30 million (the "Facility Revenue Bonds"). On September 17, 1997, the Authority loaned (the "Summerville Loan") the proceeds from the sale of the Facility Revenue Bonds to Image to finance, in whole or in part, the expansion of Image's fiber extrusion capabilities at its plant in Summerville, Georgia. The Facility Revenue Bonds and the interest thereon are special, limited obligations of the Authority, payable solely from the revenues and income derived from a loan agreement between Image and the Authority, which payment thereof and funds which may be drawn under the special-purpose letter of credit described above. The Facility Revenue Bonds and the Summerville Loan will mature on September 1, 2017, and the interest rate of the Facility Revenue Bonds is to be determined from time to time based on the minimum rate of interest that would be necessary to sell the Facility Revenue Bonds in a secondary market at the principal amount thereof. The interest rate on the Summerville Loan equals the interest rate on the Facility Revenue Bonds. Image's obligations under the Summerville Loan will be assumed by Aladdin in connection with Aladdin's purchase of Image and Image will be released from all obligations thereunder.

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

         The Company is currently in default of the restricted payment covenant contained in the Indenture (the "Indenture") pursuant to which the Senior Notes were issued. The default occurred on September 3, 1998 when the Company repurchased shares of its common stock in the open market pursuant to its ongoing stock repurchase program. At the time of this stock repurchase, the Company believed that it had sufficient funds available under the restricted payments provision of the Indenture to make the repurchase. The Company, however, excluded from the calculation of its restricted payment availability, nonrecurring charges totaling $33 million taken in the quarter ended July 31, 1998, believing such charges to be excluded from consolidated net income of the Company, as defined in the Indenture, and thus not effecting a reduction in the Company's restricted payments availability thereunder. By the time the Company realized that its treatment of this nonrecurring charge was impermissible under the Indenture, it had purchased additional shares of common stock in the open market in violation of the terms of the Indenture.

         On November 12, 1998, the Company notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified the Company that such default shall become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to the Company). If this default is not cured by the Company prior to December 17, 1998, the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may declare all unpaid principal of, premium, if any, and accrued interest of all Senior Notes to be due and payable. The Company will seek the consent of the Senior Note holders for a waiver of these inadvertent violations of the restricted payment convenant of the Indenture. In order to be effective, holders of a majority in aggregate principal amount of all outstanding Senior Notes must consent to the waiver.

         Because either the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may accelerate payment of the Senior Notes beginning on December 17, 1998, the Senior Notes are classified as current liabilities of the Company on the accompanying October 31, 1998 balance sheet. Once the Company receives the requisite consent to the waiver from the holders of Senior Notes, however, the Senior Notes will again be classified as long-term debt of the Company.

         Although the Company believes that it will be able to obtain a default waiver from the holders of the Senior Notes, there can be no assurance that such waiver will be granted. If a waiver is not obtained by the Company, repayment of the Senior Notes may be accelerated, as discussed above. Any such acceleration, as well as the failure of the Company to obtain a default waiver from the Senior Note holders by January 31, 1999, will constitute an event of default under the Credit Facility. There can be no assurance that the Company will be able to obtain alternative sources of financing if repayment of either the Senior Notes or the Credit Facility is accelerated.

         Cash Flows. During the nine months ended October 31, 1998, operating activities provided $8.2 million of cash compared to $3.5 million of cash used in the nine months ended October 31, 1997. The increase in cash provided by operating activities resulted primarily from an increase in trade liabilities. The increase in trade liabilities, partially offset by an increase in inventories and accounts receivable, was due to increased product purchases and higher sales of floorcovering products to franchisees and other carpet retailers.

         During the nine months ended October 31, 1998, investing activities used cash of $71.4 million compared to $28.5 million for the nine months ended October 31, 1997. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations and the acquisition of the retail store assets of Shaw.

         During the nine months ended October 31, 1998, financing activities provided cash of $68.5 million compared to $66.8 million in the nine months ended October 31, 1997. This increase is primarily due to borrowings under the Company's revolving credit agreement.

         Capital Expenditures. The Company anticipates that it will require approximately $10 million for the remainder of fiscal 1999 to (i) open approximately two new Gallery stores (assuming approximately 50% of such stores will be located on Company-owned property and the remainder on leased property), (ii) reconfigure eight existing CarpetMAX stores, and (iii) upgrade its management information systems. The actual costs that the Company will incur in opening new Gallery stores cannot be predicted with precision because the opening costs will vary based upon geographic location, the size of the store, the amount of supplier contributions and the extent of the buildout required at the selected site. The Company anticipates that it will require approximately $3 million during the remainder of fiscal 1999 for capital expenditures at Image, including the expansion of Image's polyester fiber production capacity.

         The Company believes that borrowings under the Credit Facility, proceeds from the sale of Image, and cash flows from operating activities will be adequate to meet the Company's working capital needs, planned capital expenditures, and debt service obligations through fiscal 2000. As the Company's debt matures, or is accelerated, as described above, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced or, if so, whether it can be refinanced on terms acceptable to the Company. If the Company is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring, or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

         Recent Accounting Pronouncements. Effective with the three months ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS 130 did not have an impact on the Company's financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes reporting standards for public companies concerning operating segments and related disclosures about products and services, geographic areas and major customers. SFAS 131 will be adopted with the Company's Annual Report for the fiscal year ending January 31, 1999.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Early adoption is encouraged. SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate this statement will have an impact on its financial statements.

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

         Based on the assessment of the Company's information technology systems, management presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the effects of the year 2000 issue will be timely resolved. The Company is in the process of conducting an inventory and business risk assessment at its noninformation technology systems. These noninformation technology systems include items such as embedded technology, including microcontrollers used in the Company's manufacturing processes. The Company will develop remediation plans for such noninformation technology systems if its business risk assessment indicates such is warranted. All costs associated with analyzing the year 2000 issue or making conversions to existing systems are being expensed as incurred.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

PART II--OTHER INFORMATION


ITEM 3--DEFALTS UPON SENIOR SECURITIES.

The Company is currently in default of the restricted payment covenant contained in the Indenture (the "Indenture") pursuant to which the 9 1/4% Senior Subordinated Notes due October 15, 2007 (the "Notes") of the Company were issued. The default occurred on September 3, 1998 when the Company repurchased shares of its common stock in the open market pursuant to its ongoing stock repurchase program. At the time of this stock repurchase, the Company believed that it had sufficient funds available under the restricted payments provision of the Indenture to make the repurchase. The Company, however, excluded from the calculation of its restricted payment availability nonrecurring charges totaling $33.0 million taken in the quarter ended July 31, 1998, believing such charges to be excluded from Consolidated Net Income of the Company, as defined in the Indenture, and thus not effecting a reduction in the Company's restricted payments availability thereunder. By the time the Company realized that its treatment of this nonrecurring charge was impermissible under the Indenture, it had purchased additional shares of common stock in the open market in violation of the terms of the Indenture.

On November 12, 1998, the Company notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified the Company that such default shall become an Event of Default on December 17, 1998 (30 days after the date of the Trustee's notice to the Company). If this default is not cured by the Company prior to December 17, 1998, the Trustee or the holders of not less than 25% in aggregate principal amount of Notes outstanding may declare all unpaid principal of, premium, if any, and accrued interest on all Notes to be due and payable. The Company will seek the consent of the Note holders for a waiver of these inadvertent violations of the restricted payment covenant of the Indenture. In order to be effective, holders of a majority in aggregate principal amount of all outstanding Notes must consent to the waiver.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K


         (A) Exhibits


         10.23 Credit Agreement among the Company, the Domestic Subsidiaries of the Company, as Guarantors, the Lenders identified therein, NationsBank, N.A., as Administrative Agent, SunTrust Bank, Atlanta, as Documentation Agent, and Fleet National Bank, as Co-Agent, dated as of November 25, 1998, in the aggregate principal amount of $126 million.

         10.24 364-Day Credit Agreement among Maxim Retail Stores, Inc., as Borrower, the Domestic Subsidiaries of the Borrower, as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent, dated as of November 25,1998, in the aggregate principal amount of $15 million.

         11       Statements Regarding Computation of Per Share Earnings

         27.1     Financial Data Schedule (for SEC use only)

         27.2     Restated Financial Data Schedule (for SEC use only)


(B)      Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended October 31, 1998: Current Report on Form 8-K dated August 9, 1998 (reporting that the Company had acquired substantially all the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc., pursuant to an Agreement and Plan of Merger dated June 23, 1998).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE MAXIM GROUP, INC.


Dated: December 7, 1998             By:  /s/ A. J. Nassar
                                        ----------------------------------------
                                         A. J. Nassar, President and Chief
                                         Executive Officer

Dated: December 7, 1998             By:  /s/ Gary Brugliera
                                        ----------------------------------------
                                         Gary Brugliera, Chief Financial Officer