Form 10-Q/A
period 1998-04-30
MAXIM GROUP INC /
filed 1999-10-19
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                         COMMISSION FILE NUMBER 1-13099


                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      58-2060334
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


210 TownPark Drive, Kennesaw, Georgia                               30144
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (678) 355-4000
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

         Yes                                          No     X
             ---------                                   ---------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock, $.001 par value                          19,038,347
-----------------------------------           ---------------------------------
               Class                             Outstanding at October 1, 1999

Explanatory Note:

During the course of the fiscal 1999 year-end financial audit process, The Maxim Group, Inc. ("Maxim" or the "Company") recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended April 30, 1998 related to certain vendor support funds and the gain on the sale of equipment recognized in the Company's operating results during the quarter. It was determined that certain revenue related to vendor support funds was incorrectly recorded and that the gain on the sale of certain equipment should be recognized in the quarter ended July 31, 1998.

As a result of the adjustments recorded by the Company, the Company has revised its reported results of operations downward for the quarter ended April 30, 1998. This Form 10-Q/A reflects the effects of these adjustments.

The following Items are amended hereby:

PART I -- FINANCIAL INFORMATION:

     Item 1.    Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II -- OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K.

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)



                                                                        April 30,
                                                                           1998
                                                                       (As Restated   January 31,
                               Assets                                  See Note 2)       1998
--------------------------------------------------------------------   ------------   -----------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents, including restricted cash of
       $17,960 at April 30, 1998 and $22,786 at January 31, 1998       $ 21,248        $ 28,880
    Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $430 at April 30, 1998
       and $528 at January 31, 1998                                       2,365           3,107
    Trade accounts receivable, net of allowance for doubtful
       accounts of $2,341 at April 30, 1998 and $1,917 at
       January 31, 1998                                                  61,896          56,432
    Accounts receivable from officers and employees                       1,651           1,593
    Current portion of notes receivable from franchisees and
       related parties, net of allowance for doubtful accounts of
       $252 at April 30, 1998 and $261 at January 31, 1998                1,276           1,165
    Inventories                                                          58,958          54,693
    Refundable income taxes                                               1,986           2,558
    Deferred income taxes                                                 4,731           5,714
    Prepaid expenses                                                      5,903           3,406
                                                                       --------        --------
              Total current assets                                      160,014         157,548

Property and equipment, net of accumulated depreciation and
    amortization of $51,291 at April 30, 1998 and $48,039 at
    January 31, 1998                                                    148,127         137,207

Franchise license fees receivable, less current portion, net of allowance for doubtful accounts of $210 at April 30, 1998
    and January 31, 1998                                                  3,808           2,718

Notes receivable from franchisees, less current portion                   3,753           3,506

Intangible assets, net of accumulated amortization of $1,764 at
    April 30, 1998 and $1,626 at January 31, 1998                        13,520          13,640

Other assets                                                              8,888           6,875
                                                                       --------        --------
                                                                       $338,110        $321,494
                                                                       ========        ========


             Liabilities And Stockholders' Equity
--------------------------------------------------------------------

Current liabilities:
    Current portion of long-term debt                                 $     154       $     384
    Current portion of capital lease obligations                            512             501
    Rebates payable to franchisees                                        2,921           3,975
    Accounts payable                                                     22,056          23,376
    Accrued expenses                                                     13,609          14,333
    Deferred revenue                                                      3,072           1,750
    Deposits                                                              3,686           2,897
                                                                      ---------       ---------
              Total current liabilities                                  46,010          47,216

Long-term debt, less current portion                                    146,693         129,349

Capital lease obligations, less current portion                           1,289           1,429

Deferred taxes                                                            9,437           9,725
                                                                      ---------       ---------
              Total liabilities                                         203,429         187,719
                                                                      ---------       ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000 shares authorized, no
       shares issued or outstanding                                          --              --
    Common stock, $.001 par value; 25,000 shares authorized,
       17,526 shares issued at April 30, 1998 and 17,352 shares
       issued at January 31, 1998                                            18              17
    Additional paid-in capital                                          120,611         119,264
    Retained earnings                                                    30,706          29,388
    Treasury stock, 1,319 shares at April 30, 1998 and 1,221
       shares at January 31, 1998                                       (16,654)        (14,894)
                                                                      ---------       ---------
              Total stockholders' equity                                134,681         133,775
                                                                      ---------       ---------
                                                                      $ 338,110       $ 321,494
                                                                      =========       =========




     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)



                                                              Three Months Ended
                                                          -------------------------
                                                           April 30,
                                                              1998
                                                          (As Restated    April 30,
                                                           See Note 2)      1997
                                                          ------------    ---------
Revenues:
    Sales of floor covering products                       $ 80,661       $ 71,490
    Fiber and PET sales                                       6,965          5,772
    Fees from franchise services                              6,857          7,281
    Other                                                     2,149          1,682
                                                           --------       --------
              Total revenues                                 96,632         86,225

Cost of sales                                                69,564         59,155
                                                           --------       --------
              Gross profit                                   27,068         27,070

Selling, general, and administrative expenses                22,390         20,438

Interest income                                                (386)           (94)

Interest expense                                              2,459          1,401

Other                                                            52            (35)
                                                           --------       --------
              Earnings before income taxes                    2,553          5,360

Income tax expense                                            1,235          2,109
                                                           --------       --------
              Net earnings                                 $  1,318       $  3,251
                                                           ========       ========

Earnings per common share:
    Basic                                                  $   0.08       $   0.20
                                                           ========       ========

    Diluted                                                $   0.08       $   0.20
                                                           ========       ========

Weighted average number of common shares outstanding:
    Basic                                                    16,424         16,110
                                                           ========       ========

    Diluted                                                  17,247         16,630
                                                           ========       ========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                   (Unaudited)



                                                                                  Three Months Ended
                                                                              --------------------------
                                                                                April 30,
                                                                                  1998
                                                                              (As Restated     April 30,
                                                                               See Note 2)       1997
                                                                              ------------     ---------
Cash flows from operating activities:
    Net earnings                                                               $   1,318       $   3,251
                                                                               ---------       ---------
    Adjustments to reconcile net earnings to net cash used in operating activities:
           Depreciation and amortization                                           3,372           2,729
           Deferred income taxes                                                     695           1,401
           Changes in assets and liabilities:
              Increase in receivables                                             (6,229)         (7,125)
              Increase in inventories                                             (4,264)         (1,853)
              Decrease in refundable income taxes                                    572              49
              Increase in prepaid expenses and other assets                       (4,510)         (1,292)
              Decrease in rebates and accounts payable, accrued expenses,
                 deferred revenue, and deposits                                     (987)           (470)
                                                                               ---------       ---------
                     Total adjustments                                           (11,351)         (6,561)
                                                                               ---------       ---------
                     Net cash used in operating activities                       (10,033)         (3,310)
                                                                               ---------       ---------
Cash flows from investing activities:
    Capital expenditures                                                         (14,172)         (3,878)
                                                                               ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                       --          47,248
    Proceeds from exercise of options, net                                         1,348             463
    Purchase of treasury stock                                                    (1,760)         (8,944)
    Borrowings under revolving credit agreement                                   17,114              --
    Repayment of revolving credit agreement                                           --         (33,428)
    Principal payments on capital lease obligations                                 (129)           (190)
                                                                               ---------       ---------
                     Net cash provided by financing activities                    16,573           5,149
                                                                               ---------       ---------
Net decrease in cash                                                              (7,632)         (2,039)

Cash, beginning of period                                                         28,880           6,439
                                                                               ---------       ---------
Cash, end of period                                                            $  21,248       $   4,400
                                                                               =========       =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                $   4,711       $   1,332
                                                                               =========       =========

       Income taxes                                                            $      54       $   1,122
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


2.       Restatement

         During the course of the fiscal 1999 year-end financial audit process, the Company recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended April 30, 1998 related to certain vendor support funds and the gain on the sale of equipment recognized in the Company's operating results during the quarter. It was determined that certain revenue related to vendor support funds was incorrectly recorded and that the gain on the sale of certain equipment should be recognized in the quarter ended July 31, 1998.

         As a result of the adjustments recorded by the Company, the Company has revised its reported results of operations downward for the quarter ended April 30, 1998. This Form 10-Q/A reflects the effects of these adjustments.


                                                     Three Months Ended April 30, 1998
                                                     ---------------------------------
                                                             As
                                                         Previously
                                                          Reported        Restated
                                                         ----------      -----------
Sales of floor covering products                          $81,136         $80,661
Fees from franchise services                                9,287           6,857
Total revenues                                             99,537          96,632
Cost of sales                                              69,775          69,564
Gross profit                                               29,762          27,068
Selling, general, and administrative expenses              22,202          22,390
Interest expense                                            2,364           2,459
Other (income) expense                                       (187)             52
Earnings before income tax expense                          5,769           2,553
Income tax expense                                          2,225           1,235
Net earnings                                                3,544           1,318

Earnings per common share:
   Basic                                                  $  0.22         $  0.08

   Diluted                                                $  0.21         $  0.08


                                                              April 30, 1998
                                                         --------------------------
                                                             As
                                                         Previously
                                                          Reported        Restated
                                                         ----------      ----------
Trade accounts receivable, net                           $ 64,326        $ 61,896
Property and equipment, net                               148,913         148,127
Deferred taxes, long-term liability                        10,427           9,437
Retained earnings                                          32,932          30,706

3.       Inventories

         Inventories consisted of the following:

                                                         April 30,      January 31,
                                                           1998            1998
                                                         ---------      -----------
                  Raw materials                           $16,338         $14,809
                  Work in process                           4,139           3,363
                  Finished goods                           38,481          36,521
                                                          -------         -------
                                                          $58,958         $54,693
                                                          =======         =======

4.       Senior Subordinated Notes

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

         Each of the Company's operating subsidiaries has fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.


5.       Subsequent Events

         Subsequent to April 30, 1998, the Company has amended its senior credit facility, consummated significant acquisitions and dispositions, defaulted a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 and other debt instruments including its senior credit facility and certain leases, and has been named as a party to legal and regulatory proceedings. Accordingly, the financial statements in this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Securities and Exchange Commission.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

      Total Revenues. Total revenues increased 12.1% to $96.6 million for the three months ended April 30, 1998 from $86.2 million for the three months ended April 30, 1997. The components of total revenues are discussed below:

            Sales of Floor Covering Products. Sales of floor covering products increased 12.8% to $80.7 million for the three months ended April 30, 1998 from $71.5 million for the three months ended April 30, 1997. Sales of floor covering products in Company-owned stores increased 18.4% to $36.1 million for the three months ended April 30, 1998 from $30.5 million for the three months ended April 30, 1997. The growth in retail sales of floor covering products was primarily due to internal growth. Sales of manufactured carpet increased 6.1% to $40.2 million for the three months ended April 30, 1998 from $37.9 million for the three months ended April 30, 1997. Unit sales of manufactured carpet were constant at 6.9 million square yards for the three months ended April 30, 1998 and April 30, 1997. Sales from the Company's two distribution centers amounted to $4.4 million for the three months ended April 30, 1998 and $3.1 million for the three months ended April 30, 1997, largely representing sales to the Company's franchisees.

            Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floor covering products, and advertising, decreased 5.8% to $6.9 million for the three months ended April 30, 1998 from $7.3 million for the three months ended April 30, 1997.

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

      Gross Profit. Gross profit remained the same at $27.1 million for the three months ended April 30, 1998 and $27.1 million for the three months ended April 30, 1997. As a percentage of revenues, gross profit was 28.0% for the three months ended April 30, 1998 compared to 31.4% for the three months ended April 30, 1997. The decrease in gross profit as a percentage of revenues is primarily a result of the recognition of higher raw material costs associated with manufacturing operations.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 9.6% to $22.4 million for the three months ended April 30, 1998 from $20.4 million for the three months ended April 30, 1997. Increases in operating expenses on an absolute basis reflect an overall growth in the size of the Company's operations required to serve the growing retail base as well as increased selling costs at Image related to newly created territories. As a percentage of revenues, selling, general, and administrative expenses decreased to 23.2% for the three months ended April 30, 1998 from 23.7% for the three months ended April 30, 1997.

      Interest Expense. Interest expense increased 75.5% to $2.5 million for the three months ended April 30, 1998 from $1.4 million for the three months ended April 30, 1997 due principally to the Company having a larger debt balance and a higher interest rate during the three months ended April 30, 1998 as compared to the prior year period. In October 1997, the Company sold $100 million of 9-1/4% senior subordinated notes.

      Income Tax Expense. The Company recorded income tax expense of $1.2 million for the three months ended April 30, 1998 compared to $2.1 million for the three months ended April 30, 1997. The effective tax rate for the three months ended April 30, 1998 was 48.4%.

      Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $1.3 million for the three months ended April 30, 1998 compared to net earnings of $3.3 million for the three months ended April 30, 1997.


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

      Senior Notes. On October 16, 1997, the Company completed the sale of $100 million of 9-1/4% senior subordinated notes ("Senior Notes") due 2007. Each of the Company's operating subsidiaries has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

      Synthetic Lease Financing. On April 9, 1998, the Company and its subsidiaries established a $13 million short-term end-loaded lease facility (the "Bridge Facility"), also referred to as a synthetic lease facility. Under the Bridge Facility, the Company has the ability to direct its lenders to make loans to the owner-trustee, principally for acquisition or expansion of CarpetMAX store locations, which financed locations are then leased by the owner trustee to the Company or a designated subsidiary.

      Cash Flows. During the three months ended April 30, 1998, operating activities used $10.0 million compared to $3.3 million for the three months ended April 30, 1997. The increase in cash used in operating activities resulted primarily from an increase in receivables and inventories. The increase in receivables and inventories was due to higher sales of floor covering products to franchisees and other carpet retailers.

            During the three months ended April 30, 1998, investing activities used $14.2 million compared to $3.9 million for the three months ended April 30, 1997. The increase is primarily due to an increase in capital expenditures related to manufacturing operations and the purchase of real estate for the expansion of retail stores.

            During the three months ended April 30, 1998, financing activities provided cash of $16.6 million compared to $5.1 million in the prior year period. This increase is primarily due to the proceeds received from borrowings under the Company's revolving credit agreement.

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

            In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain costs of internal-use software. Maxim adopted this statement in the first quarter of fiscal 2000, and has determined that it will have no material impact on the financial statements.

            In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. Early adoption is encouraged. SFAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate this statement will have an impact on its financial statements.

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

      Subsequent Events. Subsequent to April 30, 1998, the Company has amended its senior credit facility, consummated significant acquisitions and dispositions, defaulted a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 and other debt instruments including its senior credit facility and certain leases, and has been named as a party to legal and regulatory proceedings. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Securities and Exchange Commission.

Year 2000. Maxim has conducted an assessment of its computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs being written using two digits rather than four to define the applicable year.

     Maxim's Year 2000 readiness efforts are being undertaken on a project team basis with centralized oversight from an external project management firm. Each project team has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations. The teams are performing an inventory of Year 2000 components (software, hardware and other equipment), assessing which components may expose Maxim to business interruptions, reprogramming or replacing components as necessary, testing each component, and returning each component to production. Maxim is utilizing predominantly internal resources to reprogram, replace, or test Maxim's software for Year 2000 compliance. Maxim believes the readiness effort related to critical systems will be completed by the end of the third fiscal quarter ending November 6, 1999, which is prior to any anticipated impact on its operating systems. Maxim believes its other systems will be Year 2000 compliant by December 31, 1999.

     Maxim has initiated formal communications with all of its significant suppliers to determine the extent to which Maxim's operations and systems are vulnerable to third parties' failure. Key Vendor Initiative documentation has been received from vendors addressing all Year 2000 compliance issues. No significant business disruptions are expected. Maxim presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the effects of the Year 2000 issue will be timely resolved. All other equipment, machinery and systems have been identified, replaced or upgraded as needed.

     Maxim's contingency plans at the retail store level include the temporary use of manual processes, which Maxim occasionally utilizes during system maintenance. The manual processes have been documented and tested with no significant revenue loss anticipated.

     Maxim currently believes the costs to remediate Year 2000 issues are approximately $2.8 million, of which $189,000 had been expensed as of January 31, 1999, and approximately $1.6 million remains to be spent as of October 1, 1999. All costs associated with analyzing the Year 2000 issue or making conversions to existing software are being expensed as incurred. The costs to Maxim of Year 2000 compliance and the date on which Maxim believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. A Business Contingency Plan has been developed utilizing five professional project managers to implement the plan. A Business Systems Implementation schedule lists all issues related to the Year 2000. The issues include identification of changes needed, costs, completion dates and staffing. The plan is in the final stages of completion and will result in minimal Year 2000 effect on the Company's operations.

     Risks include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant hardware, software, computer codes and similar uncertainties. Such risks could result in a system failure of miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Also, there is the risk that the systems of other companies upon which Maxim's operations and systems rely will not be converted timely and will have an adverse effect on Maxim's results of operations.

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

PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K



(A)   Exhibits

      11    Statements Regarding Computation of Per Share Earnings

      27.1 Financial Data Schedule for three month period ended April 30, 1998 (for SEC use only)

      27.2 Restated Financial Data Schedule for three month period ended April 30, 1997 (for SEC use only)*
      _____________
      * Previously filed

(B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE MAXIM GROUP, INC.


Dated: October 18, 1999   By: /s/ A. J. Nassar
                             ---------------------------------------------------
                             A. J. Nassar, President and Chief Executive Officer


Dated: October 18, 1999   By: /s/ Stephen P. Coburn
                             ---------------------------------------------------
                             Stephen P. Coburn, Principal Accounting Officer