Form 10-Q/A
period 1998-07-31
MAXIM GROUP INC /
filed 1999-10-19
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                              Amendment No. One to
                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the Quarterly Period Ended July 31, 1998

                         Commission File Number 1-13099
                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       58-2060334
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

210 TownPark Drive, Kennesaw, Georgia                         30144
----------------------------------------               ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (678) 355-4000
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

         Yes                                    No         X
              -----------                            --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Common Stock, $.001 par value                    19,038,347
--------------------------------------      -----------------------------------
                   Class                     Outstanding at October 1, 1999

Explanatory Note:

During the course of the fiscal 1999 year-end financial audit process, The Maxim Group, Inc. ("Maxim" or the "Company") recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended July 31, 1998 related to certain vendor support funds recognized in the Company's operating results during the quarter, reductions to the previously reported nonrecurring charge, and a gain on the sale of equipment. It was determined that certain revenue related to vendor support funds was incorrectly recorded. Certain components of the nonrecurring charge were revised and a gain on the sale of certain equipment previously reflected in the Company's quarter ended April 30, 1998 is recorded in the revised results for the quarter ended July 31, 1998.

As a result of the adjustments recorded by the Company, the Company has revised its reported results of operations for the three and six month periods ended July 31, 1998. This Form 10-Q/A reports the effects of these adjustments.

The following Items are amended hereby:

PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)


                                                                                   July 31,
                                                                                     1998
                                                                                 (As Restated       January 31,
                                       Assets                                     See Note 2)          1998
---------------------------------------------------------------------------      ------------       -----------
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents, including restricted cash of $12,618 at
       July 31, 1998 and $22,786 at January 31, 1998                             $ 25,030            $ 28,880
    Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $383 at July 31, 1998 and $528 at
       January 31, 1998                                                             2,791               3,107
    Trade accounts receivable, net of allowance for doubtful accounts of
       $2,594 at July 31, 1998 and $1,917 at January 31, 1998                      60,585              56,432
    Accounts receivable from officers and employees                                 1,202               1,593
    Current portion of notes receivable from franchisees and related parties, net of allowance for doubtful accounts of $252 at July 31,
       1998 and $261 at January 31, 1998                                            1,562               1,165
    Inventories                                                                    64,808              54,693
    Refundable income taxes                                                         1,986               2,558
    Deferred income taxes                                                           5,804               5,714
    Prepaid expenses                                                                4,340               3,406
                                                                                 --------            --------
              Total current assets                                                168,108             157,548

Property and equipment, net of accumulated depreciation and
    amortization of $54,971 at July 31, 1998 and $48,039 at January 31,
    1998                                                                          157,639             137,207

Franchise license fees receivable, less current portion, net of allowance
    for doubtful accounts of $210 at July 31, 1998 and January 31, 1998             4,619               2,718

Notes receivable from franchisees, less current portion                             4,001               3,506

Intangible assets, net of accumulated amortization of $1,993 at July 31,
    1998 and $1,626 at January 31, 1998                                            11,453              13,640

Other assets                                                                        9,279               6,875
                                                                                 --------            --------
                                                                                 $355,099            $321,494
                                                                                 ========            ========

                Liabilities And Stockholders' Equity
---------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                                            $    150            $    384
    Current portion of capital lease obligations                                      503                 501
    Rebates payable to franchisees                                                  3,773               3,975
    Accounts payable                                                               19,417              23,376
    Accrued expenses                                                               40,037              14,333
    Deferred revenue                                                                3,281               1,750
    Deposits                                                                        5,444               2,897
                                                                                 --------            --------
              Total current liabilities                                            72,605              47,216

Long-term debt, less current portion                                              169,025             129,349

Capital lease obligations, less current portion                                     1,174               1,429

Deferred taxes                                                                        712               9,725
                                                                                 --------            --------
              Total liabilities                                                   243,516             187,719
                                                                                 --------            --------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000 shares authorized, no
       shares issued or outstanding                                                     0                   0
    Common stock, $.001 par value; 25,000 shares authorized,
       17,577 shares issued at July 31, 1998 and 17,352 shares
       issued at January 31, 1998                                                      18                  17
    Additional paid-in capital                                                    121,437             119,264
    Retained earnings                                                               9,106              29,388
    Treasury stock, 1,455 shares at July 31, 1998 and 1,221 shares
       at January 31, 1998                                                        (18,978)            (14,894)
                                                                                 --------            --------
              Total stockholders' equity                                          111,583             133,775
                                                                                 --------            --------
                                                                                 $355,099            $321,494
                                                                                 ========            ========


     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                 Three Months Ended                    Six Months Ended
                                                            ----------------------------          --------------------------
                                                               July 31,                             July 31,
                                                                 1998                                 1998
                                                            (As Restated        July 31,          (As Restated      July 31,
                                                             See Note 2)          1997             See Note 2)        1997
                                                            ------------       ---------          ------------      ---------
Revenues:
    Sales of floor covering products                           $  86,157       $  76,881             $ 166,818      $ 148,371
    Fiber and PET sales                                            5,209           6,741                12,174         12,513
    Fees from franchise services                                   2,392           7,292                 9,249         14,573
    Other                                                          1,823           1,329                 3,972          3,011
                                                               ---------       ---------             ---------      ---------
              Total revenues                                      95,581          92,243               192,213        178,468

Cost of sales                                                     72,821          63,071               142,385        122,226
                                                               ---------       ---------             ---------      ---------
              Gross profit                                        22,760          29,172                49,828         56,242

Selling, general, and administrative expenses                     23,405          20,725                45,795         41,163

Interest income                                                      (32)           (131)                 (418)          (225)

Interest expense                                                   2,926           1,262                 5,385          2,663

Other                                                               (956)            (49)                 (904)           (84)

Nonrecurring charges                                              28,531               0                28,531              0
                                                               ---------       ---------             ---------      ---------
              (Loss) earnings before income                      (31,114)          7,365               (28,561)        12,725
               tax (benefit) expense

Income tax (benefit) expense                                      (9,514)          2,780                (8,279)         4,889
                                                               ---------       ---------             ---------      ---------
              Net (loss) earnings                              $ (21,600)      $   4,585             $ (20,282)     $   7,836
                                                               =========       =========             =========      =========

(Loss) earnings per common share:
    Basic                                                      $   (1.32)      $    0.28             $   (1.24)     $    0.48
                                                               =========       =========             =========      =========

    Diluted                                                    $   (1.32)      $    0.28             $   (1.24)     $    0.47
                                                               =========       =========             =========      =========

Weighted average number of common shares outstanding:
    Basic                                                         16,305          16,294                16,364         16,202
                                                               =========       =========             =========      =========

    Diluted                                                       16,305          16,615                16,364         16,623
                                                               =========       =========             =========      =========



     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                   (Unaudited)



                                                                                 Six Months Ended
                                                                             ------------------------
                                                                             July 31,
                                                                               1998
                                                                           (As Restated      July 31,
                                                                            See Note 2)        1997
                                                                           ------------      --------
Cash flows from operating activities:
   Net (loss) earnings                                                       $(20,282)       $  7,836
                                                                             --------        --------
   Adjustments to reconcile net (loss) earnings to net
      cash (used in) provided by
      operating activities:
         Nonrecurring charges                                                   7,540               0
         Depreciation and amortization                                          7,447           5,845
         Deferred income taxes                                                 (9,103)          3,293
         Changes in assets and liabilities:
            Increase in receivables                                            (6,170)         (8,557)
            Increase in inventories                                           (10,515)         (4,884)
            Decrease in refundable income taxes                                   572             334
            Increase in prepaid expenses and other assets                      (2,808)         (3,847)
            Increase in rebates and accounts payable,
               accrued expenses, deferred
               revenue, and deposits                                           23,357             411
                                                                             --------        --------
                 Total adjustments                                             10,320          (7,405)
                                                                             --------        --------
                 Net cash (used in) provided by operating activities           (9,962)            431
                                                                             --------        --------
Cash flows from investing activities:
   Capital expenditures                                                       (28,878)        (11,837)
   Acquisitions, net of cash acquired                                          (2,289)           (977)
                                                                             --------        --------
                 Net cash used in investing activities                        (31,167)        (12,814)
                                                                             --------        --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                      0          47,240
   Proceeds from exercise of options, net                                       2,174             463
   Purchase of treasury stock                                                  (4,084)        (10,938)
   Borrowings under revolving credit agreement                                 39,442               0
   Repayments of revolving credit agreement                                         0         (25,642)
   Principal payments on capital lease obligations                               (253)           (254)
                                                                             --------        --------
                 Net cash provided by financing activities                     37,279          10,869
                                                                             --------        --------
Net decrease in cash                                                           (3,850)         (1,514)

Cash, beginning of period                                                      28,880           6,439
                                                                             --------        --------
Cash, end of period                                                          $ 25,030        $  4,925
                                                                             ========        ========
Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                               $  5,052        $  4,067
                                                                             ========        ========

      Income taxes                                                           $    145        $  1,346
                                                                             ========        ========

Supplemental disclosure of noncash investing and financing activities:
   Common stock issued in connection with acquisitions                       $      0        $  3,000
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

  2.  Restatement

      During the course of the fiscal 1999 year-end financial audit process, the Company recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended July 31, 1998 related to certain vendor support funds recognized in the Company's operating results during the quarter, reductions to the previously reported nonrecurring charge, and a gain on the sale of equipment. It was determined that certain revenue related to vendor support funds was incorrectly recorded. Certain components of the nonrecurring charge were revised and a gain on the sale of certain equipment previously reflected in the Company's quarter ended April 30, 1998 is recorded in the revised results for the quarter ended July 31, 1998.

      As a result of the adjustments recorded by the Company, the Company has revised its reported results of operations for the three and six month periods ended July 31, 1998. This Form 10-Q/A reports the effects of these adjustments.

                                                  Three Months Ended       Six Months Ended
                                                    July 31, 1998           July 31, 1998
                                                 --------------------    --------------------
                                                     As                      As
                                                 Previously              Previously
                                                  Reported   Restated     Reported   Restated
Sales of floor covering products                  $ 86,849   $ 86,157     $167,985   $166,818
Fees from franchise services                        11,995      2,392       21,282      9,249
Total revenues                                     105,876     95,581      205,413    192,213
Cost of sales                                       73,425     72,821      143,200    142,385
Gross profit                                        32,451     22,760       62,213     49,828
Selling, general, and administrative expenses       22,097     23,405       44,299     45,795
Interest expense                                     2,836      2,926        5,200      5,385
Other (income)                                        (120)      (956)        (307)      (904)
Nonrecurring charges                                33,000     28,531       33,000     28,531
(Loss) earnings before income tax (benefit)
  expense                                          (25,330)   (31,114)     (19,561)   (28,561)
Income tax (benefit)                                (7,540)    (9,514)      (5,315)    (8,279)
Net (loss) earnings                                (17,790)   (21,600)     (14,246)   (20,282)

Earnings per common share:
Basic                                             $  (1.09)  $  (1.32)    $  (0.87)  $  (1.24)

Diluted                                              (1.09)     (1.32)       (0.87)     (1.24)

                                                     July 31, 1998
                                                 ----------------------
                                                      As
                                                  Previously
                                                   Reported   Restated
Trade accounts receivable, net                    $ 69,461    $ 60,585
Prepaid expenses                                     4,444       4,340
Property and equipment, net                        156,662     157,639
Accounts payable                                    19,369      19,417
Accrued expenses                                    40,367      40,037
Deferred revenue                                     2,554       3,281
Deferred taxes, long-term liability                  3,676         712
Additional paid-in capital                         121,214     121,437
Retained earnings                                   15,142       9,106

  3.  Inventories

      Inventories consisted of the following (in thousands):

                                           July 31,        January 31,
                                             1998             1998
                                           --------         ---------
                Raw materials               $16,339          $14,809
                Work in process               4,139            3,363
                Finished goods               44,330           36,521
                                            -------          -------
                                            $64,808          $54,693
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


  5.  Nonrecurring Charges

      During the period ended July 31, 1998, the Company reevaluated its retail strategy. As a result of the assessment, the Company made the determination that it would amend its franchise agreement, close certain Company-owned stores, and write-down the value of certain retail assets including goodwill.

      The Company recorded a $28.5 million charge for certain nonrecurring items during the period ended July 31,1998. On June 1, 1998 the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores. As part of the amended franchise agreement, the number of vendors available to franchise members through the Company, to buy from and earn rebates, was reduced. The Company wrote-off certain receivables due from vendors and has also established a reserve to settle claims from certain parties. In addition, the Company has written down to fair value certain assets made obsolete by the amended franchise agreement. The Company also accrued for the costs of closing 15 Company-owned retail stores. The Company anticipated all stores would be closed within six months.

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

      The major components of the nonrecurring charges are as follows:

                                                         CHARGE
                                                           TO
                                              INITIAL   RELATED    REMAINING
                                              CHARGE     ASSETS     BALANCE
                                              ------     ------     -------

         Write-off of vendor receivables       $ 2,439    $ 2,439    $     0
         Claim reserves                         10,700          0     10,700
         Write-down of equipment                   492        492          0
         Store closure and carrying costs       10,700        700     10,000
         Write-down of goodwill                  4,200      4,200          0
                                               -------    -------    -------
                                               $28,531    $ 7,831    $20,700
                                               =======    =======    =======

  6.  Acquisitions

      On July 14, 1998 the Company executed a non-binding letter of intent to purchase the stock of CarpetsPlus of America, LLC, a floor covering buying group. The acquisition is expected to close by October 31, 1998.


  7.  Subsequent Event

      Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"), pursuant to an Agreement and Plan of Merger dated as of June 23, 1998. These assets include 266 retail stores with annual revenues of approximately $584 million and are being operated through the Company's newly organized Maxim Retail Stores, Inc. subsidiary. The Company intends to continue operating the residential retail stores acquired from Shaw as retail floorcovering stores. Under the terms of the Merger Agreement, the Company issued to Shaw 3,150,000 shares of common stock of the Company and a one-year note in the principal amount of $18 million (adjusted to $11.5 million after giving effect to purchase price adjustments), paid
      Shaw $25 million in cash and assumed certain liabilities.

      Subsequent to July 31, 1998, the Company has amended its senior credit facility, consummated significant acquisitions and dispositions, defaulted a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 and other debt instruments including its senior credit facility and certain leases, and has been named as a party to legal and regulatory proceedings. Accordingly, the financial statements in this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K filing for the fiscal year ended January 31, 1999 as filed with the Securities and Exchange Commission.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

      Total Revenues. Total revenues increased 3.6% to $95.6 million for the three months ended July 31, 1998 from $92.2 million for the three months ended July 31, 1997. Total revenues increased 7.7% to $192.2 million for the six months ended July 31, 1998 from $178.5 million reported in the prior year period. The components of total revenues are discussed below:

         Sales of Floor Covering Products. Sales of floor covering products increased 12.1% to $86.2 million for the three months ended July 31, 1998 from $76.9 million for the three months ended July 31, 1997, and increased 12.4% to $166.8 million for the six months ended July 31, 1998 from $148.4 million in the prior year period. Sales of floor covering products in Company-owned stores increased 10.4% to $40.2 million for the three months ended July 31, 1998 from $36.4 million for the three months ended July 31, 1997, and increased 14.1% to $76.3 million for the six months ended July 31, 1998 from $66.9 million in the prior year period. The growth in retail sales of floor covering products was primarily due to internal growth. Sales of manufactured carpet increased 10.7% to $41.5 million for the three months ended July 31, 1998 from $37.5 million for the three months ended July 31, 1997, and increased 8.5% to $81.8 million for the six-months ended July 31, 1998 from $75.4 million in the prior year period. Unit sales of manufactured carpet increased 21.0% to 7.5 million square yards for the three months ended July 31, 1998 from 6.2 million square yards for the three months ended July 31, 1997, and increased 14.1% to 14.6 million square yards for the six months ended July 31, 1998 from 12.8 million square yards in the prior year period. Sales from the Company's two distribution centers amounted to $4.5 million for the three months ended July 31, 1998 and $3.0 million for the three months ended July 31, 1997, and $8.7 million for the six months ended July 31, 1998 and $6.1 million in the prior year period, largely representing sales to the Company's franchisees.

         Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floor covering products, and advertising, decreased 67.2% to $2.4 million for the three months ended July 31, 1998 from $7.3 million for the three months ended July 31, 1997, and decreased 36.5% to $9.2 million for the six months ended July 31, 1998 from $14.6 million in the prior year period.

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


      Gross Profit. Gross profit decreased 22.0% to $22.8 million for the three months ended July 31, 1998 from $29.2 million for the three months ended July 31, 1997, and decreased 11.4% to $49.8 million for the six months ended July 31, 1998 from $56.2 million in the prior year period. As a percentage of sales, gross profit was 23.8% for the three months ended July 31, 1998 compared to 31.6% for the three months ended July 31, 1997 and 25.9% for the six months ended July 31, 1998 compared to 31.5% in the prior year period. Contributing to the decrease in gross profit as a percentage of sales was the continuing change in the retail business mix of the Company to a revenue base consisting principally of the net sales of floor covering products and a higher cost of raw materials at the Company's manufacturing subsidiary, Image Industries, Inc. ("Image").

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 12.9% to $23.4 million for the three months ended July 31, 1998 from $20.7 million for the three months ended July 31, 1997, and increased 11.3% to $45.8 million for the six months ended July 31, 1998 from $41.2 million in the prior year period. Increases in operating expenses on an absolute basis reflect an overall growth in the size of the Company's operations required to serve a growing retail base as well as increased selling costs at Image related to newly created territories. As a percentage of revenues, selling, general, and administrative expenses increased to 24.5% for the three months ended July 31, 1998 from 22.5% for the three months ended July 31, 1997 and increased to 23.8% from 23.1% for the six months ended July 31, 1998 as compared to the prior year period.

      Interest Expense. Interest expense increased 131.9% to $2.9 million for the three months ended July 31, 1998 from $1.3 million for the three months ended July 31, 1997, and increased 102.2% to $5.4 million for the six months ended July 31, 1998 from $2.7 million in the prior year period, due principally to the Company having a higher debt balance and a higher interest rate during the six months ended July 31, 1998 as compared to the prior year period. In October 1997, the Company sold $100 million of 9-1/4% senior subordinated notes, see "Liquidity and Capital Resources."

      Nonrecurring Charges. The Company recorded a $28.5 million charge for certain nonrecurring items for the period ending July 31, 1998. On June 1, 1998, the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores.

      As part of the amended franchise agreement, the number of vendors available to buy from and earn rebates was reduced. The Company wrote-off receivables due from vendors and has also established a reserve to settle claims from certain parties.

      In addition, the Company has written down to fair value certain assets made obsolete by the amended franchise agreement. The Company also accrued for the costs of closing 15 Company-owned retail stores. The Company anticipates all stores will be closed within six months.

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

      Income Tax Expense. The Company recorded an income tax benefit of $9.5 million for the three months ended July 31, 1998 compared to a $2.8 million expense for the three months ended July 31, 1997, and a $8.3 million tax benefit for the six months ended July 31, 1998 compared to $4.9 million expense in the prior year period. The decrease in income tax expense is due to the Company recording a loss for the three and six months ended July 31, 1998, as compared to the prior year periods.

      Net Earnings. As a result of the foregoing factors, the Company recorded a net loss of $21.6 million for the three months ended July 31, 1998 compared to net earnings of $4.6 million for the three months ended July 31, 1997, and a net loss of $20.3 million for the six months ended July 31, 1998 compared to net earnings of $7.8 million in the prior year period.

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

      Cash Flows. During the six months ended July 31, 1998, operating activities used $10.0 million of cash compared to $431,000 cash provided in the six months ended July 31, 1997. The decrease in cash provided by operating activities resulted primarily from an increase in inventories and accounts receivable. The increase in inventories and accounts receivable was partially due to higher sales of floor covering products to franchisees and other carpet retailers.

      During the six months ended July 31, 1998, investing activities used cash in the amount of $31.2 million compared to $12.8 million for the six months ended July 31, 1997. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations and the expansion of the retail business.

      During the six months ended July 31, 1998, financing activities provided cash of $37.3 million compared to $10.9 million in the six months ended July 31, 1997. This increase is primarily due to proceeds received from borrowings under the Company's revolving credit agreement.

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

      Subsequent Events. Subsequent to July 31, 1998, the Company has amended its senior credit facility, consummated significant acquisitions and dispositions, defaulted a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 and other debt instruments including its senior credit facility and certain leases, and has been named as a party to legal and regulatory proceedings. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Securities and Exchange Commission.

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

      Maxim currently believes the costs to remediate Year 2000 issues are approximately $2.8 million, of which $189,000 had been expensed as of January 31, 1999, and approximately $1.6 million remains to be spent as of October 1, 1999. All costs associated with analyzing the Year 2000 issue or making conversions to existing software are being expensed as incurred. The costs to Maxim of Year 2000 compliance and the date on which Maxim believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. A Business Contingency Plan has been developed utilizing five professional project managers to implement the plan. A Business Systems Implementation schedule lists all issues related to the Year 2000. The issues including identification of changes needed, costs, completion dates and staffing. The plan is in the final stages of completion and will result in minimal Year 2000 effect on the company's operations.

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

PART II--OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K


(A)   Exhibits



      11       Statements Regarding Computation of Per Share Earnings

      27.1     Financial Data Schedule for six month period ended July 31, 1998
               (for SEC use only)

      27.2     Restated Financial Data Schedule for six month period ended July
               31, 1997 (for SEC use only)*

      ---------------
         *     Previously Filed

(B)   Reports on Form 8-K

      The following report on Form 8-K was filed during the quarter ended July 31, 1998: Current Report on Form 8-K dated June 23, 1998 (reporting agreement to acquire substantially all of the residential retail store assets of Shaw Industries, Inc.)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MAXIM GROUP, INC.


Dated:  October 18, 1999         By:   /s/ A. J. Nassar
                                       ----------------------------------------
                                       A. J. Nassar, President and
                                       Chief Executive Officer

Dated:  October 18, 1999         By:   /s/ Stephen P. Coburn
                                       ----------------------------------------
                                       Stephen P. Coburn,
                                       Principal Accounting Officer