Form 10-Q/A
period 1998-10-31
MAXIM GROUP INC /
filed 1999-10-19
CIK 910468

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

                         COMMISSION FILE NUMBER 1-13099
                              THE MAXIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      58-2060334
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

210 TownPark Drive, Kennesaw, Georgia                     30144
----------------------------------------             ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (678) 355-4000
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

         Yes                                          No      X
             -----------                                 -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Common Stock, $.001 par value                       19,038,347
     ---------------------------------        ----------------------------------
                   Class                        Outstanding at October 1, 1999


Explanatory Note:

During the course of the fiscal 1999 year-end financial audit process, The Maxim Group, Inc. ("Maxim" or the "Company") recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended October 31, 1998 related to certain vendor support funds recognized in the Company's operating results during the quarter. It was determined that certain revenue related to vendor support funds was incorrectly recorded, a portion of which will be recognized in future periods.

As a result of the adjustments recorded by the Company, the Company has revised its reported results of operations for the three and nine month periods ended October 31, 1998. This Form 10-Q/A reflects the effects of these adjustments.


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

ITEM 1--FINANCIAL STATEMENTS

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (In Thousands, Except Per Share Information)

                                                                                 October 31,
                                                                                    1998
                                                                                 (As Restated    January 31,
                                    Assets                                        See Note 2)       1998
-------------------------------------------------------------------------------  -----------     -----------
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents, including restricted cash of $8,881 at
       October 31, 1998 and $22,786 at January 31, 1998                          $  34,259       $  28,880
    Current portion of franchise license fees receivable, net of allowance for doubtful accounts of $417 at October 31, 1998 and $528 at
       January 31, 1998                                                              2,735           3,107
    Trade accounts receivable, net of allowance for doubtful accounts of
       $4,219 at October 31, 1998 and $1,917 at January 31, 1998                    82,461          56,432
    Accounts receivable from officers and employees                                  1,533           1,593
    Current portion of notes receivable from franchisees and related parties, net of allowance for doubtful accounts of $132 at
       October 31, 1998 and $261 at January 31, 1998                                 2,255           1,165
    Inventories                                                                    108,015          54,693
    Refundable income taxes                                                          1,865           2,558
    Deferred income taxes                                                            6,666           5,714
    Prepaid expenses                                                                14,788           3,406
                                                                                 ---------       ---------
              Total current assets                                                 254,577         157,548

Property and equipment, net of accumulated depreciation and
    amortization of $58,797 at October 31, 1998 and $48,039 at
    January 31, 1998                                                               188,781         137,207

Franchise license fees receivable, less current portion, net of allowance
    for doubtful accounts of $210 at October 31, 1998 and January 31, 1998           4,620           2,718

Notes receivable from franchisees, less current portion                              4,251           3,506

Intangible assets, net of accumulated amortization of $1,891 at
    October 31, 1998 and $1,626 at January 31, 1998                                 59,050          13,640

Other assets                                                                        13,416           6,875
                                                                                 ---------       ---------
                                                                                 $ 524,695       $ 321,494
                                                                                 =========       =========

                 Liabilities And Stockholders' Equity
----------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                                            $ 110,902       $     384
    Current portion of capital lease obligations                                       504             501
    Rebates payable to franchisees                                                   4,886           3,975
    Accounts payable                                                                34,942          23,376
    Accrued expenses                                                                82,059          14,333
    Deferred revenue                                                                 3,615           1,750
    Deposits                                                                         5,443           2,897
                                                                                 ---------       ---------
              Total current liabilities                                            242,351          47,216

Long-term debt, less current portion                                               116,041         129,349

Capital lease obligations, less current portion                                      1,050           1,429

Deferred taxes                                                                       4,066           9,725
                                                                                 ---------       ---------
              Total liabilities                                                    363,508         187,719
                                                                                 ---------       ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 1,000 shares authorized, no
       shares issued or outstanding                                                     --              --
    Common stock, $.001 par value; 75,000 shares authorized,
       21,143 shares issued at October 31, 1998 and 17,352
       shares issued at January 31, 1998                                                21              17
    Additional paid-in capital                                                     184,624         119,264
    Retained earnings                                                               11,360          29,388
    Treasury stock, 2,366 shares at October 31, 1998 and 1,221
       shares at January 31, 1998                                                  (34,818)        (14,894)
                                                                                 ---------       ---------
              Total stockholders' equity                                           161,187         133,775
                                                                                 ---------       ---------
                                                                                 $ 524,695       $ 321,494
                                                                                 =========       =========

     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In Thousands, Except Per Share Information)

                                   (Unaudited)


                                                                        Three Months Ended                 Nine Months Ended
                                                                  -----------------------------      ----------------------------
                                                                  October 31,                        October 31,
                                                                      1998                               1998
                                                                 (As Restated       October 31,     (As Restated       October 31,
                                                                  See Note 2)           1997          See Note 2)          1997
                                                                 ------------       -----------     ------------       ----------
Revenues:
   Sales of floor covering products                                $ 235,116         $  81,017        $ 401,934         $ 229,388
   Fiber and PET sales                                                 8,257             7,213           20,431            19,726
   Fees from franchise services                                        4,558             8,695           13,807            23,268
   Other                                                               1,641             1,403            5,613             4,414
                                                                   ---------         ---------        ---------         ---------
            Total revenues                                           249,572            98,328          441,785           276,796

Cost of sales                                                        163,599            66,852          305,984           189,078
                                                                   ---------         ---------        ---------         ---------
            Gross profit                                              85,973            31,476          135,801            87,718

Selling, general, and administrative expenses                         77,352            21,655          123,147            62,818

Interest income                                                         (345)             (212)            (763)             (437)

Interest expense                                                       4,296             1,589            9,681             4,252

Other                                                                     --              (208)            (904)             (292)

Nonrecurring charges                                                      --                --           28,531                --
                                                                   ---------         ---------        ---------         ---------
            Earnings (loss) before income tax expense (benefit)
              and extraordinary charge                                 4,670             8,652          (23,891)           21,377

Income tax expense (benefit)                                           2,039             3,470           (6,240)            8,359
                                                                   ---------         ---------        ---------         ---------
            Earnings (loss) before extraordinary charge                2,631             5,182          (17,651)           13,018

Extraordinary charge--early retirement of debt,
  net of income tax benefit                                              377               785              377               785
                                                                   ---------         ---------        ---------         ---------
            Net earnings (loss)                                    $   2,254         $   4,397        $ (18,028)        $  12,233
                                                                   =========         =========        =========         =========

Earnings (loss) per common share:
   Basic:
      Earnings (loss) before extraordinary charge                  $    0.14         $    0.32        $   (1.02)        $    0.81
      Extraordinary charge                                             (0.02)            (0.05)           (0.02)            (0.05)
                                                                   ---------         ---------        ---------         ---------
            Basic earnings (loss)                                  $    0.12         $    0.27        $   (1.04)        $    0.76
                                                                   =========         =========        =========         =========

   Diluted:
      Earnings (loss) before extraordinary charge                  $    0.13         $    0.31        $   (1.02)        $    0.78
      Extraordinary charge                                             (0.02)            (0.05)           (0.02)            (0.05)
                                                                   ---------         ---------        ---------         ---------
            Diluted earnings (loss)                                $    0.11         $    0.26        $   (1.04)        $    0.73
                                                                   =========         =========        =========         =========

Weighted average number of common shares outstanding:
   Basic                                                              19,428            16,164           17,385            16,189
                                                                   =========         =========        =========         =========

   Diluted                                                            20,241            16,922           17,385            16,723
                                                                   =========         =========        =========         =========

     See accompanying notes to condensed consolidated financial statements.

                     THE MAXIM GROUP, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Thousands)

                                  (Unaudited)



                                                                                              Nine Months Ended
                                                                                        ---------------------------
                                                                                         October 31,
                                                                                            1998
                                                                                        (As Restated    October 31,
                                                                                         See Note 2)       1997
                                                                                        -------------   -----------
Cash flows from operating activities:
   Net (loss) earnings                                                                   $  (18,028)    $   12,233
                                                                                         ----------     ----------
   Adjustments to reconcile net (loss) earnings to net cash provided by (used  in)
      operating activities:
         Nonrecurring charges                                                                 7,540              0
         Depreciation and amortization                                                       13,154          8,722
         Deferred income taxes                                                               (6,611)          (479)
         Changes in assets and liabilities:
            Increase in receivables                                                         (12,800)       (18,934)
            Increase in inventories                                                         (20,023)        (2,975)
            Decrease in refundable income taxes                                                 693            784
            Increase in prepaid expenses and other assets                                   (13,180)        (5,766)
            Increase in rebates and accounts payable, accrued expenses, deferred
               revenue, and deposits                                                         57,689          2,903
                                                                                          ---------     ----------
                 Total adjustments                                                           26,462        (15,745)
                                                                                          ---------     ----------
                 Net cash provided by (used in) operating activities                          8,434         (3,512)
                                                                                          ---------     ----------
Cash flows from investing activities:
   Capital expenditures                                                                     (46,382)       (26,769)
   Acquisitions, net of cash acquired                                                       (25,354)        (1,738)
                                                                                          ---------     ----------
                 Net cash used in investing activities                                      (71,736)       (28,507)
                                                                                          ---------     ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                    0         47,240
   Proceeds from exercise of options, net                                                     3,960          1,000
   Purchase of treasury stock                                                               (19,924)       (14,043)
   Borrowings under revolving credit agreement                                              128,482         33,199
   Repayments of revolving credit agreement                                                 (43,461)            --
   Principal payments on capital lease obligations                                             (376)          (590)
                                                                                          ---------     ----------
                 Net cash provided by financing activities                                   68,681         66,806
                                                                                          ---------     ----------
Net increase in cash                                                                          5,379         34,787

Cash, beginning of period                                                                    28,880          6,439
                                                                                          ---------     ----------
Cash, end of period                                                                       $  34,259     $   41,226
                                                                                          =========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                                            $  11,601     $    4,283
                                                                                          =========     ==========

      Income taxes                                                                        $     242     $    3,312
                                                                                          =========     ==========

Supplemental disclosure of noncash investing and financing activities:
   Common stock issued in connection with acquisitions                                    $  61,400     $    3,000
                                                                                          =========     ==========

   Note payable issued in connection with acquisition                                     $  11,496     $       --
                                                                                          =========     ==========


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


2.       Restatement

         During the course of the fiscal 1999 year-end financial audit process, the Company recorded certain adjustments to its previously reported interim results. The most significant of the adjustments affecting the quarterly period ended October 31, 1998 related to certain vendor support funds recognized in the Company's operating results during the quarter. It was determined that certain revenue related to vendor support funds was incorrectly recorded, a portion of which will be recognized in future periods.

         As a result of the adjustments recorded by the Company, the Company has revised its reported results of operations for the three and nine month periods ended October 31, 1998. This Form 10-Q/A reflects the effects of these adjustments.

                                                    Three Months Ended October 31, 1998   Nine Months Ended October 31, 1998
                                                    -----------------------------------   ----------------------------------
                                                        As                                    As
                                                    Previously                            Previously
                                                     Reported              Restated        Reported                Restated
                                                    ----------             --------       ----------               --------
Sales of floor covering products                    $235,116               $235,116       $403,101                 $401,934
Fees from franchise services                          13,698                  4,558         34,980                   13,807
Total revenues                                       258,712                249,572        464,125                  441,785
Cost of sales                                        165,707                163,599        308,907                  305,984
Gross profit                                          93,005                 85,973        155,218                  135,801
Selling, general, and administrative expenses         79,211                 77,352        123,510                  123,147
Interest expense                                       3,717                  4,296          8,917                    9,681
Other expense (income)                                    --                     --           (307)                    (904)
Nonrecurring charges                                      --                     --         33,000                   28,531
Earnings (loss) before income tax
  expense (benefit) and extraordinary charge          10,422                  4,670         (9,139)                 (23,891)
Income tax expense (benefit)                           4,016                  2,039         (1,299)                  (6,240)
Earnings (loss) before extraordinary charge            6,406                  2,631         (7,840)                 (17,651)
Net earnings (loss)                                    6,029                  2,254         (8,217)                 (18,028)

Earnings per common share:
  Basic:
    Earnings (loss) before extraordinary charge     $   0.33               $   0.14       $  (0.45)                $  (1.02)
    Basic earnings (loss)                               0.31                   0.12          (0.47)                   (1.04)

  Diluted:
    Earnings (loss) before extraordinary charge     $   0.32               $   0.13       $  (0.45)                $  (1.02)
    Diluted earnings (loss)                             0.30                   0.11          (0.47)                   (1.04)

                                                              October 31, 1998
                                                    -----------------------------------
                                                        As
                                                    Previously
                                                     Reported              Restated
                                                    ----------             --------
Cash                                                $ 34,152               $ 34,259
Trade accounts receivable, net                        96,460                 82,461
Inventories                                          112,450                108,015
Prepaid expenses                                      15,060                 14,788
Property and equipment, net                          188,446                188,781
Intangible assets                                     51,606                 59,050
Other assets                                          13,667                 13,416
Accounts payable                                      61,892                 34,942
Accrued expenses                                      53,034                 82,059
Deferred revenue                                       2,561                  3,615
Deferred taxes, long-term liability                    9,007                  4,066
Additional paid-in capital                           184,401                184,624
Retained earnings                                     21,171                 11,360

3.       Inventories

         Inventories consisted of the following (in thousands):

                                                 October 31,      January 31,
                                                    1998             1998
                                                 -----------      -----------
                  Raw materials                   $ 21,289         $ 14,809
                  Work in process                    3,755            3,363
                  Finished goods                    82,971           36,521
                                                  --------         --------
                                                  $108,015         $ 54,693
                                                  ========         ========

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

         On November 12, 1998, the Company notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified the Company that such default shall become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to the Company). If this default is not cured by the Company prior to December 17, 1998, the Trustee or the holders of not less than 25% in aggregate principal amount of Notes outstanding may declare all unpaid principal of, premium, if any, and accrued interest of all Notes to be due and payable. The Company will seek the consent of the Note holders for a waiver of these violations of the restricted payment convenant of the Indenture. In order to be effective, holders of a majority in aggregate principal amount of all outstanding Notes must consent to the waiver.

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

         The Company recorded a $28.5 million charge for certain nonrecurring items during the period ended July 31, 1998. On June 1, 1998 the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores. As part of the amended franchise agreement, the number of vendors available to franchise members through the Company, to buy from and earn rebates, has been reduced. The Company wrote-off receivables due from vendors and has also established a reserve to settle claims from certain parties. In addition, the Company has written down to fair value certain assets made obsolete by the new franchise agreement. The Company also accrued for the costs of closing 15 Company-owned retail stores. The Company anticipated all stores would be closed within nine months.

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

         The major components of the nonrecurring charges are as follows:

                                                                          CHARGED
                                                                            TO
                                                              INITIAL     RELATED     REMAINING
                                                               CHARGE     ACCOUNTS     BALANCE
                                                              -------     --------    ---------
                  Write-off of vendor receivables             $ 2,439     $ 2,439      $     0
                  Claim reserves                               10,700           0       10,700
                  Write-down of equipment                         492         492            0
                  Store closure and carrying costs             10,700       1,033        9,667
                  Write-down of goodwill                        4,200       4,200            0
                                                              -------     -------      -------
                                                              $28,531     $ 8,164      $20,367
                                                              =======     =======      =======

6.       Earnings Per Share

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes the exercise of outstanding stock options and the conversion into common stock during the periods outstanding.

         A reconciliation of net earnings (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per common share for the three and nine months ended October 31, 1998 and 1997 is as follows:

                                                  Three Months Ended            Nine Months Ended
                                                      October 31                    October 31
                                               -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
         Basic earnings (loss) per common
           share:
             Earnings (loss) before
               extraordinary charge            $  2,631       $  5,182       $(17,651)      $ 13,018
             Extraordinary charge                   377            785            377            785
                                               --------       --------       --------       --------
             Net earnings (loss)               $  2,254       $  4,397       $(18,028)      $ 12,233
                                               ========       ========       ========       ========

         Weighted average number of
           common shares outstanding             19,428         16,164         17,385         16,189
                                               ========       ========       ========       ========

         Basic earnings (loss) per common
           share:
             Earnings (loss) before
               extraordinary charge            $   0.14       $   0.32       $  (1.02)      $   0.81
             Extraordinary charge                 (0.02)         (0.05)         (0.02)         (0.05)
                                               --------       --------       --------       --------
             Basic earnings (loss)             $   0.12       $   0.27       $  (1.04)      $   0.76
                                               ========       ========       ========       ========

         Diluted earnings (loss) per
           common share:
             Earnings (loss) before
               extraordinary charge            $  2,631       $  5,182       $(17,651)      $ 13,018
             Extraordinary charge                   377            785            377            785
                                               --------       --------       --------       --------
             Net earnings (loss)               $  2,254       $  4,397       $(18,028)      $ 12,233
                                               ========       ========       ========       ========

                                                  Three Months Ended            Nine Months Ended
                                                      October 31                    October 31
                                               -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
         Weighted average number of
           common shares outstanding             19,428         16,164         17,385         16,189
         Shares issuable from assumed
           exercise of outstanding stock
           options                                  813            758            N/A(a)         534
                                               --------       --------       --------       --------
         Weighted average number of
           common and common
           equivalent shares                     20,241         16,922         17,385         16,723
                                               ========       ========       ========       ========

         Diluted earnings (loss) per
           common share:
             Earnings (loss) before
               extraordinary charge            $   0.13       $   0.31       $  (1.02)      $   0.78
             Extraordinary charge                 (0.02)         (0.05)         (0.02)         (0.05)
                                               --------       --------       --------       --------
             Diluted earnings (loss)           $   0.11       $   0.26       $  (1.04)      $   0.73
                                               ========       ========       ========       ========

                  (a) Common equivalent shares are antidilutive for the nine months ended October 31, 1998.

7.       Acquisitions

         Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"), pursuant to an Agreement and Plan of Merger dated as of June 23, 1998. These assets include 266 retail stores with annual revenues of approximately $584 million and are being operated through the Company's newly organized Maxim Retail Stores, Inc. subsidiary. The Company intends to continue operating the residential retail stores acquired from Shaw as retail floor covering stores. Under the terms of the Merger Agreement, the Company issued to Shaw 3,150,000 shares of common stock of the Company and a one-year note in the principal amount of $18 million (adjusted to $11.5 million after giving effect to purchase price adjustments), paid Shaw $25 million in cash and assumed certain liabilities. The acquisition has been reflected on a purchase basis of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of the fair values at the date of acquisition. The allocation has been based on preliminary estimates and studies which may be revised at a later date.

         The operating results of the retail stores acquired from Shaw are included in the Company's consolidated statement of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the retail store assets of Shaw had occurred on February 1, 1997. The pro forma expenses include the recurring costs which are directly attributable to the acquisition, such as interest expense and amortization of goodwill and their related tax effects.

                                                          Three Months Ended              Nine Months Ended
                                                             October 31,                     October 31,
                                                        ------------------------       ------------------------
                                                          1998           1997            1998            1997
                                                        --------      ----------       --------        --------
         Net revenues                                   $249,572      $  229,956       $714,741        $656,024
                                                        ========      ==========       ========        ========

         Net earnings (loss)                            $  2,254      $      573       $(22,154)       $  8,862
                                                        ========      ==========       ========        ========

         Basic earnings (loss) per common share         $   0.12      $     0.05       $  (1.14)       $   0.46
                                                        ========      ==========       ========        ========

         Diluted earnings (loss) per common share       $   0.11      $     0.05       $  (1.14)       $   0.45
                                                        ========      ==========       ========        ========



         Effective September 25, 1998, the Company acquired CarpetsPlus of America, LLC, a floor covering buying group with approximately 200 member stores. The acquisition has been reflected on a purchase basis of accounting at a price of approximately $9.2 million, consisting of a cash payment of $2.3 million, and the issuance of $6.9 million in stock. In addition to the consideration received at closing, the shareholders of CarpetsPlus of America may receive up to $2.3 million of shares of common stock of the Company based on the profitability of the acquired company during the two-year period ending January 31, 2001.

8.       Subsequent Events

         On November 12, 1998, the Company executed a definitive agreement to sell substantially all of the assets of its Image Industries, Inc. subsidiary to a subsidiary of Mohawk Industries, Inc. Under the terms of the agreement, total consideration is approximately $211 million, which includes the assumption of approximately $48 million in related debt and short-term liabilities. The transaction closed on January 29, 1999.

         Subsequent to October 31, 1998, the Company has amended its senior credit facility, consummated significant acquisitions and dispositions, and has been named as a party to legal and regulatory proceedings. Accordingly, the financial statements in this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's form 10-K filing for the year ended January 31, 1999, filed with the Securities and Exchange Commission.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         During the three months ended October 31, 1998, the Company acquired the retail store assets of Shaw Industries, Inc. ("Shaw"). These assets include 266 retail floor covering stores which, effective on August 9, 1998, were owned and operated by the Company. The acquisition of these assets resulted in a 254.7% increase in the number of Company-owned stores. As reflected in the following discussion, the acquisition of these assets materially impacted the Company's financial condition and results of operations as of and for the three and nine month periods ended October 31, 1998.

         Total Revenues. Total revenues increased 153.8% to $249.6 million for the three months ended October 31, 1998 from $98.3 million for the three months ended October 31, 1997. Total revenues increased 59.6% to $441.8 million for the nine months ended October 31, 1998 from $276.8 million reported in the prior year period. The components of total revenues are discussed below:

                  Sales of Floor covering Products. Sales of floor covering products increased 190.2% to $235.1 million for the three months ended October 31, 1998 from $81.0 million for the three months ended October 31, 1997, and increased 75.2% to $401.9 million for the nine months ended October 31, 1998 from $229.4 million in the prior year period. Sales of floor covering products in Company-owned stores increased 414.6% to $186.8 million for the three months ended October 31, 1998 from $36.3 million for the three months ended October 31, 1997, and increased 154.9% to $263.1 million for the nine months ended October 31, 1998 from $103.2 million in the prior year period. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, to internal growth. Sales of manufactured carpet increased 6.9% to $43.3 million for the three months ended October 31, 1998 from $40.5 million for the three months ended October 31, 1997, and increased 7.9% to $125.0 million for the nine-months ended October 31, 1998 from $115.8 million in the prior year period. Unit sales of manufactured carpet remained constant at 7.2 million square yards for the three months ended October 31, 1998 and October 31, 1997, and increased 6.0% to 21.2 million square yards for the nine months ended October 31, 1998 from
                  20.0 million square yards in the prior year period. Sales from the Company's two retail distribution centers amounted to $4.6 million for the three months ended October 31, 1998 compared to $4.2 million for the three months ended October 31, 1997, and $13.3 million for the nine months ended October 31, 1998 compared to $10.7 million in the prior year period, largely representing sales to the Company's franchisees.

                  Fees From Franchise Services. Fees from franchise services, which include franchise license fees and royalties, brokering of floor covering products, and advertising, decreased 47.6% to $4.6 million for the three months ended October 31, 1998 from $8.7 million for the three months ended October 31, 1997, and decreased 40.7% to $13.8 million for the nine months ended October 31, 1998 from $23.3 million in the prior year period.

                  Fiber and PET Sales. Sales of fiber and polyethylene terephthalate ("PET") increased 14.5% to $8.3 million for the three months ended October 31, 1998 from $7.2 million for the three months ended October 31, 1997, and increased 3.6% to $20.4 million for the nine months ended October 31, 1998 from $19.7 million in the prior year period. Unit sales increased 1.8% to 17.2 million pounds for the three months ended October 31, 1998 from 16.9 million pounds for the three months ended October 31, 1997, and decreased 7.7% to 45.7 million pounds for the nine months ended October 31, 1998 from 49.5 million pounds in the prior year period. The unit sales decrease was the result of increased demand from the Company's carpet operations. The average selling price per pound of fiber and PET for the nine months ended October 31, 1998 increased by 11% compared to the prior year period.

         Gross Profit. Gross profit increased 173.1% to $86.0 million for the three months ended October 31, 1998 from $31.5 million for the three months ended October 31, 1997, and increased 54.8% to $135.8 million for the nine months ended October 31, 1998 from $87.7 million in the prior year period. As a percentage of revenues, gross profit was 34.4% for the three months ended October 31, 1998 compared to 32.0% for the three months ended October 31, 1997 and 30.7% for the nine months ended October 31, 1998 compared to 31.7% in the prior year period. Contributing to the increase in gross profit as a percentage of revenues for the quarter was the continuing change in the business mix of the Company to a revenue base consisting principally of the net sales of floor covering products, which change was accelerated by the acquisition of the retail store assets of Shaw in August 1998.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 257.2% to $77.4 million for the three months ended October 31, 1998 from $21.7 million for the three months ended October 31, 1997, and increased 96.0% to $123.1 million for the nine months ended October 31, 1998 from $62.8 million in the prior year period. Increases in operating expenses on an absolute basis reflects an overall growth in the size of the Company's operations required to serve a growing retail base, including the retail store assets acquired from Shaw, as well as increased selling costs at Image related to newly created territories. As a percentage of revenues, selling, general, and administrative expenses increased to 31.0% for the three months ended October 31, 1998 from 22.0% for the three months ended October 31, 1997 and increased to 27.9% from 22.7% for the nine months ended October 31, 1998 as compared to the prior year period.

         Interest Expense. Interest expense increased 170.4% to $4.3 million for the three months ended October 31, 1998 from $1.6 million for the three months ended October 31, 1997, and increased 127.7% to $9.7 million for the nine months ended October 31, 1998 from $4.3 million in the prior year period, due principally to the Company having a higher debt balance and a higher interest rate during the nine months ended October 31, 1998 as compared to the prior year period. In October 1997, the Company issued $100 million of 9-1/4% senior subordinated notes. See "Liquidity and Capital Resources."

         Nonrecurring Charges. During the three months ended July 31, 1998, the Company reevaluated its retail strategy. As a result of the assessment, the Company made the determination that it would amend its franchise agreement, close certain Company-owned stores, and write-down the value of certain retail assets including goodwill. The Company recorded a $28.5 million charge for certain nonrecurring items during the period ended July 31, 1998. On June 1, 1998, the Company amended its franchise agreement with the majority of its members, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchise stores. As part of the amended franchise agreement, the number of vendors available to franchise members through the Company, to buy from and earn rebates, was reduced. The Company wrote-off receivables due from vendors and has also established a reserve to settle claims from certain parties.

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

         Income Tax Expense. The Company recorded income tax expense of $2.0 million for the three months ended October 31, 1998 compared to a $3.5 million expense for the three months ended October 31, 1997, and a $6.2 million tax benefit for the nine months ended October 31, 1998 compared to $8.4 million expense in the prior year period. The decrease in income tax expense is due to the Company recording a loss from the nonrecurring charges for the nine months ended October 31, 1998, as compared to the prior year period.

         Extraordinary Charges. The extraordinary charges recorded in the three months ended October 31, 1998 and 1997 resulted from the write-off of unamortized financing fees associated with former revolving credit facilities. The resultant charges amounted to

         $377,000, net of an income tax benefit of $236,000 for the three months ended October 31, 1998 and amounted to $785,000, net of an income tax benefit of $546,000, for the three months ended October 31, 1997.

         Net Earnings. As a result of the foregoing factors, the Company recorded net earnings of $2.3 million for the three months ended October 31, 1998 compared to net earnings of $4.4 million for the three months ended October 31, 1997, and a net loss of $18.0 million for the nine months ended October 31, 1998 compared to net earnings of $12.2 million in the prior year period.

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

         On November 12, 1998, the Company entered into an agreement to sell substantially all the assets of its Image Industries, Inc. subsidiary ("Image") to Aladdin Manufacturing Corporation ("Aladdin"), a wholly owned subsidiary of Mohawk Industries, Inc. ("Mohawk"). The transaction was valued at approximately $211 million, including the assumption by Aladdin of approximately $48 million of Image liabilities.

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

         On November 12, 1998, the Company notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified the Company that such default shall become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to the Company). If this default is not cured by the Company prior to December 17, 1998, the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may declare all unpaid principal of, premium, if any, and accrued interest of all Senior Notes to be due and payable. The Company will seek the consent of the Senior Note holders for a waiver of these violations of the restricted payment covenant of the Indenture. In order to be effective, holders of a majority in aggregate principal amount of all outstanding Senior Notes must consent to the waiver.

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

         Cash Flows. During the nine months ended October 31, 1998, operating activities provided $8.4 million of cash compared to $3.5 million of cash used in the nine months ended October 31, 1997. The increase in cash provided by operating activities resulted primarily from an increase in trade liabilities. The increase in trade liabilities, partially offset by an increase in inventories and accounts receivable, was due to increased product purchases and higher sales of floor covering products to franchisees and other carpet retailers.

         During the nine months ended October 31, 1998, investing activities used cash of $71.7 million compared to $28.5 million for the nine months ended October 31, 1997. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations and the acquisition of the retail store assets of Shaw.

         During the nine months ended October 31, 1998, financing activities provided cash of $68.7 million compared to $66.8 million in the nine months ended October 31, 1997. This increase is primarily due to borrowings under the Company's revolving credit agreement.

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

         Subsequent Events. Subsequent to October 31, 1998, the Company has amended its senior credit facility, consummated significant acquisitions and dispositions, defaulted a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 and other debt instruments including its senior credit facility and certain leases, and has been named as a party to legal and regulatory proceedings. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as filed with the Securities and Exchange Commission.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K



         (A) Exhibits

           10.23 Credit Agreement among the Company, the Domestic Subsidiaries of the Company, as Guarantors, the Lenders identified therein, NationsBank, N.A., as Administrative Agent, SunTrust Bank, Atlanta, as Documentation Agent, and Fleet National Bank, as Co-Agent, dated as of November 25, 1998, in the aggregate principal amount of $126 million.*

         10.24 364-Day Credit Agreement among Maxim Retail Stores, Inc., as Borrower, the Domestic Subsidiaries of the Borrower, as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent, dated as of November 25,1998, in the aggregate principal amount of $15 million.*

         11       Statements Regarding Computation of Per Share Earnings

         27.1 Financial Data Schedule for nine month period ended October 31, 1998 (for SEC use only)

         27.2 Restated Financial Data Schedule for nine month period ended October 31, 1997 (for SEC use only)*

--------------------
* Previously Filed


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