Form 10-K
period 1999-01-31
MAXIM GROUP INC /
filed 1999-10-19
CIK 910468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended January 31, 1999
                         ------------------------------
                           Commission File No. 1-13099

                              THE MAXIM GROUP, INC.

                             A Delaware Corporation
                  (IRS Employer Identification No. 58-2060334)
                               210 TownPark Drive
                             Kennesaw, Georgia 30144
                                 (678) 355-4000

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

       Common Stock, $.001 par value             New York Stock Exchange, Inc.
 9-1/4% Senior Subordinated Notes Due 2007       New York Stock Exchange, Inc.
 -----------------------------------------       -----------------------------
           (TITLE OF EACH CLASS)                   (NAME OF EACH EXCHANGE
                                                    ON WHICH REGISTERED)

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (18,084,863 shares) on October 1, 1999 was approximately $97,206,000 based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on October 1, 1999. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of October 1, 1999: 19,038,347 shares of $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

                   NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of The Maxim Group, Inc. ("Maxim"), its directors or its officers with respect to, among other things:

         - trends affecting Maxim's financial condition or results of operations,

         -        potential acquisitions by Maxim,

         -        Maxim's business and growth strategies,

         -        Maxim's ability to successfully integrate acquired businesses,

         - the timing, magnitude and costs of the roll-out of new flooring centers, and

         -        Maxim's financing plans.

         You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among others, factors that could adversely affect actual results and performance include:

         - local and regional economic conditions in the areas served by Maxim,

         -        the level of customer spending for floor covering products,

         - competition among floor covering retailers and carpet manufacturers,

         - changes in merchandise mixes, site selection and related traffic and demographic patterns,

         -        availability of financing,

         -        inventory management and turnover levels,

         -        realization of cost savings,

         - Maxim's success in integrating recent and potential future acquisitions, and

         - the resolution or outcome of the pending litigation and government inquiry relating to the restatement of previously announced financial results for fiscal 1999 and for each of the quarters therein.

         The accompanying information contained in this Form 10-K, as well as in Maxim's other 1934 Act filings, identifies important additional factors that could adversely affect actual results and performance. See "Item 1. Business-Risk Factors." You are urged to carefully consider such factors.

ITEM 1.  BUSINESS.

GENERAL

         The Maxim Group, Inc. ("Maxim" or the "Company") operates and franchises one of the largest floor covering distribution networks in North America through several retail floor covering concepts. These include, but are not limited to, CarpetMAX(R), New York Carpet World, The Carpet Exchange, and Carpetland USA, each a full-service floor covering store format (collectively, the "Maxim Brands"), and GCO Carpet Outlets ("GCO(R)"), a cash-and-carry discount floor covering store format. Maxim also owns CarpetsPlus of America, LLC ("CarpetsPlus"), a national resource network comprised of independent floor covering dealers. To enhance Maxim's strategy of becoming a true national retailer, Maxim intends to change the Maxim Brands to a single brand operating under the name "Flooring America."

         Since commencing operations in 1991 as a franchisor of CarpetMAX floor covering stores, Maxim has grown its franchise floor covering networks to include other retail floor covering concepts. As of October 1, 1999, Maxim had 782 franchise members in 49 states, within which there were 515 CarpetMAX stores, 113 GCO stores and 292 CarpetsPlus stores. The growth of Maxim's franchise network resulted in the development of an integrated retail infrastructure, including store development, marketing, advertising, credit programs, sales training and product sourcing resources. In an effort to expand this retail infrastructure, Maxim began acquiring selected floor covering retailers, including CarpetMAX franchisees, in fiscal 1995 and began opening Company-owned stores in fiscal 1996.

         In August 1998, Maxim significantly expanded its network of Company-owned stores by acquiring substantially all of the retail store assets of Shaw Industries, Inc. ("Shaw"). These assets included 266 retail floor covering stores, each of which operated under one of ten different brand names, including New York Carpet World, Carpetland USA and The Carpet Exchange. As of October 1, 1999, Maxim owned and operated a total of 323 flooring centers, which include the stores acquired from Shaw as well as 59 CarpetMAX stores and 12 GCO stores.

         Maxim's full-service retail formats offer customers a wide selection of competitively priced floor covering products. These flooring centers offer approximately 15,000 stock keeping units ("SKUs"), including an extensive merchandising mix of carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates and stone. Maxim Brand flooring centers are typically located in prime retail locations with high consumer visibility and are staffed with specialized floor covering sales associates. These stores offer a wide range of services, including interior design consulting, measuring, delivery and installation.

         In order to focus its full efforts and resources on its retail operations, Maxim sold in January 1999 substantially all of the assets of its Image Industries, Inc. subsidiary to Aladdin Manufacturing Corporation, a subsidiary of Mohawk Industries, Inc. The total consideration of approximately $210.7 million included the assumption of approximately $48.1 million of related debt and short-term liabilities. Image Industries, Inc. ("Image") is a leading plastics recycler and manufacturer of polyester fiber and carpet, with annual sales of approximately $200 million.

     During the year ended January 31, 1999, Maxim operated three reportable segments: (i) retail; (ii) manufacturing; and (iii) franchise services. The retail segment is a highly integrated chain of floor covering stores and distribution support centers. The manufacturing segment includes the operations of Image. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations. The franchise services segment includes store development, marketing, advertising, production, consumer credit, training and product sourcing, as well as interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments. See Note 18 to Maxim's Consolidated Financial Statements included elsewhere herein for certain financial information relating to these three segments.

MATTERS RELATING TO RESTATEMENT OF FINANCIAL RESULTS

     On April 6, 1999, Maxim issued a press release announcing revenues of $684.4 million, a net loss of $3.0 million and a loss per diluted share of $0.17 for the year ended January 31, 1999. On May 18, 1999, Maxim announced that, as a result of the year-end financial audit process, Maxim would record certain adjustments to these previously reported financial results for fiscal 1999, as well as for certain of the quarters therein.

     In response, and after considering the recommendations of Maxim's auditors, the Audit Committee of Maxim's Board of Directors in turn recommended to the Maxim Board that a Special Committee of the Board be appointed to, among other things, initiate a formal inquiry into Maxim's accounting practices. The Special Committee was appointed and so authorized by Maxim's Board and retained the law firm of Smith, Gambrell & Russell, LLP to assist in the investigation, which, in turn, retained the forensic audit group of Arthur Andersen LLP to assist in conducting the review and to provide advice on accounting matters.

     As a result of a review of accounting records performed under the direction of the Special Committee and completion of the year-end audit process, Maxim announced restated financial results for the fiscal year ended January 31, 1999 and each of the quarters therein on October 11, 1999. For the year ended January 31, 1999, Maxim reported restated revenues of $664.4 million, a net loss of $19.6 million and a loss per diluted share of $1.10. These restated results included changes in recognition and/or timing of certain vendor support funds, certain expense accruals and asset write-downs. No adjustments are necessary for periods prior to fiscal 1999.

     Maxim has restated its previously issued financial statements for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998 by filing amended Quarterly Reports on Form 10-Q/A for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998, respectively. See Note 20 to Maxim's Consolidated Financial Statements for information relating to these quarterly restatements.

     Maxim has undertaken steps to improve controls and procedures to ensure the integrity of its financial reporting, and that process will continue under the direction of its new Chief Financial Officer. The Special Committee is currently completing its review of information in anticipation of making a final report to the Board of Directors as soon as practicable.

     Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, 11 lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. In addition, the Securities and Exchange Commission commenced an informal inquiry in connection with the matters relating to the restatement. See "Item 3. Legal Proceedings."

INDUSTRY OVERVIEW

     Currently, the retail floor covering industry has in excess of $20 billion in annual sales. The industry is segregated into three distinct markets: residential replacement (including full-service stores and cash-and-carry outlets); specified contract (commercial); and builder business. Maxim believes that the residential replacement market comprises approximately 50% of the total North American residential floor covering market, with the specified contract and builder markets making up the remainder of the residential floor covering industry. The domestic retail floor covering industry is highly fragmented, with independent retail floor covering dealers operating over 25,000 locations. Home centers, furniture stores, department stores and mass merchants also offer floor covering products to the consumer.

     Despite a recent trend towards consolidation, Maxim believes that the retail floor covering industry remains characterized by a large number of small local and regional companies, none of which has a national brand name. The typical independent floor covering retailer operates a single store with limited product selection and service. As a result, Maxim believes that most independent floor covering retailers are at a competitive disadvantage, with limited purchasing power for products and service and no national brand name recognition. Other challenges of smaller retailers include effective asset management, merchandising, selling and store management techniques.

MAXIM'S BUSINESS STRATEGY

     Maxim's objective is to establish the largest and most profitable residential and commercial floor covering distribution network in North America. Maxim has built an integrated floor covering distribution network, consisting of both Company-owned and franchised retail stores, supported by Maxim's extensive specialty retailing capabilities in product sourcing, store development, marketing and advertising, credit, personnel training and franchise support.

         The cornerstone of Maxim's business strategy is focused on operating the Maxim Brands under a full-service floor covering retail concept that is designed to create competitive advantages over traditional floor covering stores. The principal elements of this strategy include:

         BROAD SELECTION OF PRODUCTS AND SERVICES. Maxim Brand flooring centers are one-stop, full-service floor covering stores for customers seeking a broad selection of carpet and other floor covering products. These flooring centers generally offer approximately 15,000 SKUs of floor covering products, including carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates, stone and resilient surfaces from leading global floor covering manufacturers. Maxim Brand stores typically carry a much broader selection of high quality floor covering products and offer a more comprehensive range of related services than those normally featured at traditional independently owned and operated floor covering outlets.

         PROVIDE A "POINT-OF-SALE" CUSTOMER FRIENDLY ENVIRONMENT WITH SUPERIOR SERVICE. Maxim believes that, at the point-of-sale, a customer friendly shopping environment and high level of customer service are important competitive advantages. The size and format of the typical Maxim Brand flooring center, along with a well-trained professional staff, emphasizes customer care and is designed to create a more comfortable, enjoyable and productive shopping experience. The Maxim Brand point-of-sale concept provides the customer with one-stop shopping, including selection, installation and on-going maintenance. In addition, Maxim Brand stores offer customers added conveniences, including a proprietary credit program, interior design consulting, delivery and installation services and a 100% satisfaction guarantee policy.

         DISTINCT RETAILING STRATEGIES. Maxim's retail floor covering sales are diversified across the residential replacement, home building and specified contract markets. Maxim Brand flooring centers (both franchised and Company-owned) offer a wide selection of high quality floor covering products with a high level of service to the customer, while GCO Carpet Outlets offer discount floor covering products to the cash-and-carry customer. Maxim believes that the breadth of its retail network and the diversity of its targeted customer base helps mitigate the negative impact on revenues that normally occur because of adverse changes in local competitive or economic conditions.

         ESTABLISH A NATIONAL BRAND. To enhance Maxim's strategy of becoming a true national retailer, Maxim intends to change the Maxim Brands to a single brand operating under the name "Flooring America." In an effort to reconcile territorial conflicts between Maxim's Company-owned stores and stores operated by franchisees under the "CarpetMAX" trade name, Maxim will focus on becoming a national retailer. Maxim believes that the new name will also help ensure that customers focus on flooring products rather than the multiple identities of the Maxim Brands. Store conversions from Maxim Brands to Flooring America commenced in October 1999 and extend through September 2000. To further support the consolidation to one brand, Maxim intends to offer its CarpetMAX franchisees the opportunity to convert their CarpetMAX stores to franchised Flooring America outlets pursuant to a franchise agreement similar to the current CarpetMAX franchise agreement, but with additional obligations and restrictions placed upon the franchisee more consistent with a typical franchise agreement. Maxim intends to build brand name awareness for Flooring America stores through community involvement, charitable acts and grass roots advertising efforts. To that end, Maxim has become a corporate sponsor for the Special Olympics and has chosen Cathy Rigby to act as its national spokesperson.

         SIGNIFICANT PRODUCT SOURCING CAPABILITIES. Maxim's large retail network provides significant purchasing power, enabling Maxim to receive advantageous pricing, delivery terms and merchandising programs from floor covering manufacturers. Maxim has established close relationships with major suppliers across all floor covering categories. By capitalizing on suppliers' production and delivery flexibility, Maxim offers its customers one of the largest selections of high quality floor covering products, generally on a just-in-time basis, thereby minimizing inventory requirements while helping to maximize profitability.

         EXTENSIVE RETAILING INFRASTRUCTURE. In order to service its retail floor covering network, Maxim has built an extensive retail infrastructure, including store development, marketing, advertising, credit programs, sales and management training, and product sourcing resources. Maxim will continue to leverage these resources to support the opening of new Company-owned and franchised stores.

OPERATING STRATEGY

         Maxim's strategic objective is to establish the largest and most profitable floor covering distribution network in North America. To achieve this objective, Maxim is pursuing the following strategies:

         INTEGRATE THE SHAW RETAIL STORES. A major strategic initiative was the acquisition of the Shaw retail stores during fiscal 1999. Maxim has begun to re-merchandise these stores, integrate their operations into Maxim's retail network, offer sales and management training to employees, and adopt a common reporting platform. Maxim expects these integration activities to continue beyond the end of the current fiscal year.

         EXPAND COMPANY-OWNED STORE BASE WITHIN ESTABLISHED MARKETS. Maxim expects to expand its ownership and operation of Company-owned stores by opening approximately 12 stores over fiscal year 2000, principally in existing or contiguous market areas. Maxim targets market areas with significant new residential building activity and/or more established communities where remodeling is likely to occur. Maxim believes that the continued rollout of Company-owned flooring centers will enhance profitability as Maxim leverages its retail infrastructure.

         EXPAND GCO FRANCHISE NETWORK. Maxim's strategy is to expand its franchise network by adding approximately 15 GCO franchised stores per year. Maxim believes that the expansion of the GCO franchise network complements Maxim's full service store base by giving price conscious customers an alternative offering. Further, with only 62 of the 211 Dominant Metropolitan Areas in the United States ("DMAs") currently covered by GCO Carpet Outlets, Maxim believes significant growth opportunities exist for the GCO Carpet Outlet concept.

         PENETRATE NEW DISTRIBUTION CHANNELS. Maxim intends to leverage its size by offering floor covering products and services to nontraditional markets such as insurance restoration, real estate selling organizations, homebuilders, and mortgage companies.

         EXPAND PRODUCT OFFERINGS AND SERVICES FOR EACH DISTRIBUTION FORMAT. Maxim believes that by offering new products and services to its customers, such as consumer credit programs, installation and post-sale maintenance products and services, Maxim will increase retail productivity through more frequent and larger customer transactions.

MERCHANDISING STRATEGY

         Maxim's merchandising strategy includes the re-branding of its retail stores to the Flooring America brand in order to increase the brand name recognition of Maxim Brand stores. Also, the product mix in the stores acquired from Shaw has been shifted to introduce a greater variety of floor covering products. In addition, Maxim has introduced initiatives to change the merchandise mix at many of its Maxim Brand retail stores to better serve its customers, while minimizing its inventory investment by relying on vendors to supply products on a just-in-time basis.

RETAIL OPERATIONS

         Maxim's Company-owned retail stores are currently operated through a number of formats. The following table displays, for each major format, the number of Company-owned stores as of October 1, 1999:

                                      ACQUIRED SHAW RETAIL STORES
                        ----------------------------------------------------
                          NEW YORK                      THE CARPET
    CARPETMAX    GCO    CARPET WORLD   CARPETLAND USA    EXCHANGE     OTHERS
    ---------    ---    ------------   --------------   ----------    ------
        59       12         141              33             24          54



         CARPETMAX STORES. CarpetMAX stores carry a broad variety of CarpetMAX private label floor covering products from leading manufacturers. In April 1995, Maxim began opening Company-owned CarpetMAX stores and as of October 1, 1999, Maxim owned 59 CarpetMAX stores, including 27 Gallery stores.

         In November 1996, Maxim introduced a new concept in the design and operation of retail floor covering stores (currently known as CarpetMAX(R) Flooring Idea "Gallery") as the prototype format for most new Company-owned stores. These standardized 6,500 square foot stores located in Class A strip shopping retail space feature modern high-tech fixtures and displays, eye-catching signage, bright lighting, a greeting area, a play and rest area for kids, departmentalized product displays, a working area for interfacing with customers and separate areas dedicated to the various product lines offered.

         The Gallery store provides customers with a "one-stop" shopping experience for all of their floor covering needs, catering primarily to consumers seeking a wide selection of high quality products. With a greater emphasis on hard surface floor covering products than a typical CarpetMAX store, Maxim believes that in certain markets the Gallery store meets increased consumer demand for alternatives to traditional carpet products.

         GCO CARPET OUTLETS. GCO caters to the cash-and-carry floor covering market through 12 discount floor covering stores under the name "GCO Carpet Outlets(R)." GCO stores average approximately 10,000 square feet of retail space that maintain in-store inventory. Generally, GCO Carpet Outlets derive more than 70% of their revenues from the sale of carpet, with the balance consisting of pad, hardwood and vinyl flooring sales. GCO Carpet Outlets cater primarily to price sensitive customers who do not require the higher levels of customer service and broad selection of products. Customers typically include "do-it-yourself" homeowners, homebuilders, rental property owners and property managers. In contrast to the full service operations of Maxim Brand stores, GCO Carpet Outlets do not offer delivery or installation services. Instead, customers requiring these services are provided a list of recommended independent contractors. Floor covering products are sold with a limited warranty.

         ACQUIRED SHAW RETAIL STORES. In August 1998, Maxim acquired 266 retail floor covering stores from Shaw. Each of these stores currently operates under one of ten brand names, including The Carpet Exchange, Carpetland USA and New York Carpet World. The various name brands acquired from Shaw operate under different business models with differing product and customer mixes. Maxim is evaluating the strengths of the acquired brands and is currently making merchandise shifts to maximize the stores' potential. Changes will include rebranding of these stores to the Flooring America brand, adjusting merchandising fixtures and displays, closing certain stores and reviewing current operational practices at each store.

RETAIL INFRASTRUCTURE

         SUPPLIER RELATIONSHIPS. Maxim believes it obtains quality products at a low cost due to the collective purchasing volume of Maxim's consolidated retail network and its relationships with major floor covering suppliers. The ability of Maxim to purchase certain private label products creates significant buying opportunities. In addition, Maxim's use of its suppliers' efficient distribution networks permits it to maintain low inventory levels at Maxim Brand stores.

         Maxim offers a full range of floor covering products from leading manufacturers. The following table lists a sampling of Maxim's major suppliers of certain of its floor covering products:

BROADLOOM CARPET:
-        Shaw Industries, Inc.
-        Mohawk Industries, Inc.

VINYL FLOORING:
-        Armstrong World Industries, Inc.

HARDWOOD FLOORING:
-        Triangle Pacific Corporation and its divisions

CERAMIC TILE:
-        Casa Italia
-        EPC America
-        Shaw Ceramics
-        Stiles Tile Works

LAMINATES:
-        Perstop Flooring AB (Pergo)
-        Formica Flooring

Each of these suppliers is one of the leaders in its respective floor covering category. Maxim's suppliers also include niche carpet, vinyl, hardwood, laminate and ceramic tile producers worldwide, as well as leading manufacturers and importers of area rugs and other decorative floor covering products.

         ADVERTISING AND PROMOTION. Maxim, through its in-house, state-of-the-art production facilities, develops for its own use and the use of its franchisees high quality, creative marketing and promotion programs. These programs include television, radio, print and direct mail campaigns, sales literature and point-of-purchase programs. Maxim maintains on-site multi-track audio recording studios, a television production facility and a full-service media department and has produced nationwide advertising campaigns. Customized advertising packages are available to franchisees at lower rates than those charged by most advertising or production companies.

         RETAIL MANAGEMENT AND SALES TRAINING. Maxim focuses on enhancing retail productivity by applying proven techniques to train its store managers and sales representatives. All Company-owned store management and sales and operating personnel receive intensive training in a variety of areas ranging from product knowledge to sales and service techniques. Maxim offers a variety of training programs to its franchisees on a fee basis. These programs range from daily classes to intensive one-week programs. Store personnel receive a comprehensive training and orientation program, which emphasizes Maxim's advertising and marketing support, proprietary credit programs, store operations and general business practices.

         To further enhance its training capabilities, Maxim utilizes an interactive digital video and audio satellite communications system. The training system utilizes interactive communication capabilities to broadcast training and merchandising programs to Company-owned stores and franchised stores. Broadcasts disseminate information about sales training, new technology, new products, merchandising, product specials and design trends.

         SITE SELECTION AND STORE DEVELOPMENT AND DESIGN. Maxim has an in-house store development department with responsibility for site selection, contract negotiation and build-out of stores. In locating new sites, the store development department evaluates the economic conditions, demographics, growth and customer base of potential markets, as well as possible competition. For new stores, Maxim also targets areas with significant new residential building activity or older, more established communities where remodeling is likely to occur. Within each market, Maxim seeks to locate flooring centers in prime retail locations with high consumer visibility. Maxim's strategy is to open multiple stores within each market to achieve management, operating and advertising efficiencies and to help create barriers to competitive entry or expansion. The interior store design includes a pre-determined product mix, fixtures and display systems, and point-of-sale merchandising signage and promotional materials.

         MANAGEMENT INFORMATION SYSTEMS. Most Company-owned stores are currently operating their businesses with the information systems that were in place at the time of acquisition or opening by Maxim. Using its current information systems, Maxim obtains information on a daily basis detailing sales, closing ratios and various other data relating to retail store operations. Maxim is currently integrating its systems to provide operating units with appropriate management information and to streamline transaction processing.

         All information system functions relating to the stores acquired from Shaw are transitioning from Shaw to Maxim. Despite some difficulties, the primary challenge of developing a skilled staff and technical infrastructure has been substantially completed. The remaining issues concern the timing of change overs to avoid business interruptions. The hardware has been upgraded for the store network and Maxim has implemented SAP modules covering general ledger, human resources and payroll functions. One of the Company's regions is currently operating on SAP Retail to validate the fit for all Company-owned stores.

BUILDER AND SPECIFIED CONTRACT OPERATIONS

         To expand market share and enhance its management expertise in the builder market of the floor covering industry, Maxim has acquired companies with excellent reputations in this market. Maxim services the builder market primarily in local areas where it has established regional service centers and a base of CarpetMAX stores. The specified contract business caters primarily to the floor covering requirements of larger commercial customers. By leveraging the established infrastructure available in these local markets, Maxim seeks to utilize its extensive merchandise mix, product displays, sales personnel and customer service capabilities to cater to the builders' needs.

CUSTOMER SERVICE

         Maxim seeks to differentiate itself from other independent and large retailers through its customer service offerings. Accordingly, Maxim Brand flooring centers offer retail customers the following services:

         INTERIOR DESIGN AND PRODUCT SELECTION. Sales professionals assist customers in all aspects of selecting floor covering (including assessment of interior design preferences), coordination with other home furnishings and decorating preferences, and product layout and measuring. To ensure customer satisfaction, Maxim offers a 30-day unconditional satisfaction guarantee. Maxim Brand sales professionals seek opportunities to visit a customer's home or commercial location to verify proper installation and to identify additional sales opportunities.

         DELIVERY AND INSTALLATION. Maxim Brand flooring centers rely on local contractors for the installation of floor covering products. Installation is often the final contact with customers, therefore Maxim has developed the "Ten Point Must System," a merit-based training program for its installation subcontractors, to guarantee consistent, high quality installation services.

         CONSUMER CREDIT PROGRAM. Maxim, in affiliation with a national provider of consumer financing, began offering consumer credit to its customers in November 1996. This consumer credit program is marketed as the "Wall-to-Wall" credit program and is exclusively for the use of Maxim Brand stores and participating franchisees. Maxim believes these credit programs enhance closing ratios and lead to higher average ticket purchases. Maxim uses a pre-approved listing service, which enables it to solicit sales from 100% credit pre-approved potential customers. With 60-day, 90-day, 6-month and 12-month interest-free programs, plus revolving credit packages, Maxim offers a variety of credit plans to its customers. Maxim also offers longer term (up to two years) third-party consumer credit financing for its customers. Under certain circumstances, Maxim may be contingently liable for the credit extended. Maxim receives a percentage of interest attributable to accounts outstanding.

FRANCHISE OPERATIONS

         Maxim is the largest franchisor of floor covering stores in the United States. As of October 1, 1999, Maxim had (i) 113 GCO franchised stores operating in 62 of the 211 DMAs in the United States and (ii) 376 CarpetMAX franchise territories, within which there were approximately 515 CarpetMAX stores. Because of the different nature of their business, CarpetMAX and GCO franchisees may be established in the same geographic territory. In addition to the GCO and CarpetMAX franchises, in February 1997, Maxim began to offer MaxCARE(R) franchises to address the increased demand for carpet and upholstery cleaning services and wood refurbishing. As of October 1, 1999, Maxim had sold 86 MaxCARE franchises. Finally, in November 1998 following the acquisition of the CarpetsPlus dealership system, Maxim began to offer CarpetsPlus franchises to unaffiliated large, full-service retail floor covering dealers who sought enhanced purchasing power without the structure and brand affiliation associated with a CarpetMAX franchise.

         The following table sets forth the number of franchised flooring centers/locations for each of Maxim's franchise concepts:

                                 October 1,                 January 31,
                              ---------------     ------------------------------
                                    1999          1999         1998         1997
                              ---------------     ----         ----         ----
             CarpetMax         515(1)             572          463          457
             GCO               113                110          101          102
             CarpetsPlus       292(2)             250(2)        --           --
             MaxCARE            86                 61           24           --
             Other              29                 30           --           --

      (1) The decrease in the number of CarpetMAX franchise stores from 572 on January 31, 1999 to 515 on October 1, 1999 was due to store closures, bankruptcies, terminations, voluntary departures, and conversions to CarpetsPlus.

      (2) Assumes that all CarpetsPlus dealers convert to the new CarpetsPlus franchise system.

         CARPETMAX FRANCHISE NETWORK. Maxim generates revenues from CarpetMAX franchisees through two primary sources: initial franchise fees and rebates, commissions or fees paid by suppliers based on franchisees' purchases of floor covering products. The current form of the CarpetMAX franchise agreement requires the payment of an initial one-time franchise fee and requires the franchisees to purchase at least 90% of their total purchases of floor covering products from suppliers designated by Maxim and sanctioned by the CarpetMAX Merchandise Committee. In addition to having access to floor covering products at lower cost, CarpetMAX franchisees also have access to CarpetMAX private label products and specials.

         In June 1998, Maxim modified the CarpetMAX(R) franchise program by
(i) selectively reducing the number of designated suppliers to enhance the buying leverage of its franchisees and to help ensure that suppliers focus their efforts on CarpetMAX branded products, (ii) offering, at no charge, many of the services previously offered on a fee for service basis, and (iii) instituting additional obligations to be undertaken by franchisees which are consistent with traditional franchisee obligations, such as signage requirements.

         CarpetMAX franchisees have the exclusive right to operate a CarpetMAX franchise utilizing the CarpetMAX trademarks within a specific geographic area (the "Exclusive Area"). Provided the franchisee is not in default of its franchise agreement, Maxim may not license another CarpetMAX franchisee to operate within the other franchisee's Exclusive Area, nor may Maxim or any affiliate of Maxim operate a CarpetMAX store within the Exclusive Area without the franchisee's consent. However, Maxim generally reserves the right to operate other branded concepts offering floor covering products within the Exclusive Area. CarpetMAX franchise agreements have an indefinite term and generally may be terminated by (i) the franchisee in the event that Maxim materially breaches the franchise agreement or, within three days of execution of the franchise agreement, if the franchisee disapproves of the initial price list provided to the franchisee for the various floor covering products offered through the CarpetMAX system or (ii) Maxim upon the occurrence of certain events of default listed in the franchise agreement.

         GCO FRANCHISE NETWORK. Maxim generates revenues from GCO franchisees through both initial franchise fees paid upon store openings and royalty fees based on store sales. The GCO initial franchise fee ranges from $5,000 to $25,000 depending on whether the franchisee is an existing GCO or CarpetMAX franchisee. Each franchisee pays a royalty of 3% on net delivered sales between $500,000 and $1.5 million, 2-1/2% on net delivered sales between $1.5 million and $2.0 million, and 2% on net delivered sales over $2.0 million during a year. The GCO franchise agreement requires franchisees to spend approximately 5% to 15% of their gross revenues budgeted per quarter on advertising and promotional activities. To serve the needs of its franchisees, Maxim has continued to expand the scope of services available to GCO franchisees. For example, Maxim now offers services relating to site selection assistance, merchandising, advertising and promotion, management and sales training, consumer credit, information systems and other store operations. In order to take advantage of increasing demand for hard surface flooring materials among the GCO customer base, Maxim entered into an agreement with Color Tile, LLC ("Color Tile"). Under the agreement, Maxim may offer to GCO franchisees the right to sell Color Tile (R) hard surface floor covering materials in franchised GCO carpet outlets. This arrangement requires the franchisee to pay Maxim license fees in addition to royalties based on gross revenues, including sales of Color Tile products.

         GCO franchisees have limited exclusivity to use the GCO business concept and service marks, logos, slogans and other identifying features within a specific geographic area (the "Protected Territory"), provided that the franchisee is not in default of its franchise agreement and subject to certain limitations and exceptions. Maxim may not grant more than one GCO Carpet Outlet franchise within a Protected Territory, nor may Maxim or any affiliate of Maxim, operate a Company-owned discount floor covering store using the GCO marks or the GCO franchise system within a Protected Territory without the franchisee's consent. GCO franchise agreements have a term of 10 years, may be renewed for additional consecutive terms of five years and may be terminated by (i) the franchisee in the event that Maxim fails to cure a material breach of the franchise agreement or (ii) Maxim upon the occurrence of certain events of default as set forth in the franchise agreement. GCO offers area development agreements, under which a franchisee commits to opening multiple stores in a single market area in exchange for discounted initial franchise fees. GCO also offers other expansion incentives to existing franchisees and CarpetMAX dealers, including discounted franchise fees under certain circumstances.

         CARPETSPLUS FRANCHISE NETWORK. Effective September 25, 1998, Maxim acquired CarpetsPlus of America, LLC, a national resource network specializing in the retail flooring industry. The acquired company operated a loosely affiliated group of large full-service retail floor covering dealers, which offered its group members enhanced buying power. Effective November 1998, Maxim offered CarpetPlus franchises to independent unaffiliated retail floor covering dealers to (i) take advantage of their cumulative purchasing power to obtain favorable pricing from selected suppliers, (ii) use the "CarpetsPlus(TM)" and other related trademarks, (iii) purchase private-label CarpetsPlus products, (iv) obtain assistance in strategic product selection and store design and layouts and, (v) obtain rebates on purchases of floor covering products. The CarpetsPlus franchise program is intended to supplement the franchisee's current business activities and does not require the franchisee to change any aspect of its business. Each CarpetsPlus franchisee receives an exclusive territory within which no other franchised CarpetsPlus store will be located. There are no signage requirements. The initial membership fee is $7,500 to operate the franchise from the franchisee's existing retail floor covering store. If the franchisee wants to operate additional retail floor covering stores within the franchise, the franchisee must pay an additional membership fee of $5,000 per store. Franchisees do not pay royalty fees or advertising fees. Maxim receives rebates or commissions based upon CarpetsPlus franchisees' purchases from the designated suppliers and distributors. CarpetsPlus franchise agreements have an indefinite term and may be terminated by the franchisee for any reason upon 90 days' prior notice to Maxim and by Maxim upon the occurrence of certain events of default listed in the franchise agreement. All CarpetsPlus franchisees are required to purchase no less than 50% of their total purchases of floor covering products from suppliers or distributors designated by Maxim.

         MAXCARE FRANCHISE NETWORK. Under the MaxCARE system, franchisees offer carpet, upholstery cleaning and wood refurbishing, and related services to both individuals and businesses. These services are provided using standardized equipment, which is mounted in vans or trucks bearing MaxCARE's distinctive colors and signage. Each MaxCARE franchisee receives an exclusive operating territory, which typically includes one or more counties within a state. All franchisees are required to offer the products and services specified by Maxim. Maxim expects a significant number of MaxCARE franchises will be operated by CarpetMAX franchisees or other entities that currently operate retail businesses that are complementary with the services offered through MaxCARE franchises. Each MaxCARE franchisee is required to purchase certain products from Maxim and may purchase services from several of Maxim's divisions including Maxim Marketing. Each franchisee must pay an initial franchise fee based upon the population in the franchisee's operating territory, with a minimum initial franchise fee of $12,500. The payment of the franchise fee is generally financed over a period of five years. MaxCARE franchise agreements have a term of 10 years, may be renewed for one additional term of 10 years and may be terminated by (i) the franchisee in the event that Maxim fails to cure a material breach of the franchise agreement or (ii) Maxim upon the occurrence of certain events of default listed in the franchise agreement.

         In addition to the initial franchise fee, all MaxCARE franchisees must purchase one or more specially equipped vans, carpet and wood cleaning machines and accessories from Maxim or its designated suppliers before they begin operations. All franchisees must pay a royalty of 6% of their gross sales, subject to a minimum monthly royalty payment of $200 per month during the first year, with minimum monthly royalty increases of $200 per month during each successive year, up to a maximum of $1,000 per month during the fifth year and thereafter. All franchisees must contribute 2% of gross sales to a national advertising fund administered by Maxim and must spend not less than 8% of gross sales on local advertising.

COMPETITION

         Competition in the retail floor covering market is intense due to the significant number of retailers. Large retailers of floor coverings who provide significant competition include The Home Depot, Inc., Lowe's Corporation and Sears, Roebuck & Co. The principal areas of competition within the retail floor covering industry include store location, product selection, merchandising, customer service and price. Maxim believes that there are two primary competitors to its CarpetMAX franchise business: Carpet One and Abbey Rug. Maxim distinguishes its CarpetMAX franchise system from its competition by offering a full range of services to its franchise members in addition to the traditional services of purchasing and merchandising. Management believes that CarpetMAX competitors subcontract most services (except floor covering purchasing) to outside vendors.

TRADEMARKS, SERVICE MARKS, TRADE NAMES AND COMMERCIAL SYMBOLS

         Maxim has registered a number of marks with the U.S. Patent and Trademark Office including CARPETMAX(R), CARPET MAX(R), CARPETMAX -THE NATIONAL CARPET EXCHANGE(R), MAKING A WORLD OF

DIFFERENCE(R), CarpetMax Making a World of Difference(R), MaxCARE(R), MaxCARE-Professional Cleaning Systems(R), Carpetland USA(R), New York Carpet World(R), GCO(R) and GCO CARPET OUTLETS(R). Maxim has also applied for registration of several other marks including CarpetMAX Flooring Idea Gallery(TM), CarpetsPlus(TM) and design and word marks for Flooring America
(TM). GCO also uses a number of service marks in association with its standard GCO franchise including a word mark consisting of the words "GCO Carpet Outlets(TM)," and design and word marks consisting of "GCO Carpet Outlets(TM)" or "Georgia Carpet Outlets(TM)."

EMPLOYEES

         As of October 1, 1999, Maxim employed approximately 4,142 persons. No employee is a party to any collective bargaining agreement.

GOVERNMENTAL REGULATION

         Maxim is subject to Federal Trade Commission ("FTC") regulations governing the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising requires Maxim to furnish to prospective franchisees a franchise-offering circular containing certain information prescribed by the FTC rule.

         State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship currently exist in a substantial number of states. Such laws generally require registration of the franchise offering circular with state authorities prior to the offer or sale of franchises and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting misrepresentations and interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a requirement to repurchase inventory or other compensation, these provisions have not had a significant effect on Maxim's franchise operations.

         Maxim is not currently aware of any pending franchise legislation, which in its view would have a material adverse effect on the operations of Maxim. However, various legislative proposals have been or are being debated at both the state and federal levels, which could result in new laws regulating the offer and sale of franchises and other aspects of the franchisor-franchisee relationship. It is possible that such legislation, if enacted, could affect Maxim's franchise operations. Maxim believes, however, that its operations comply in all material respects with current federal and state franchise regulations.

         Each Company-owned store and franchise location is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safely, fire, building and other agencies in the state or municipality in which the business is located. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the procurement of new Company-owned store sites or franchises in a particular area.

RISK FACTORS

AN INVESTMENT IN MAXIM'S COMMON STOCK INVOLVES A SIGNIFICANT DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THESE RISK FACTORS TOGETHER WITH ALL OF THE INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K BEFORE YOU DECIDE TO PURCHASE ANY OF MAXIM'S SECURITIES.

RISKS ASSOCIATED WITH ACQUISITIONS

THE INTEGRATION OF NEW BUSINESSES, INCLUDING THE RETAIL STORES ACQUIRED FROM SHAW, HAS RESULTED IN DIFFICULTIES AND MAY CAUSE US TO DEVOTE A
DISPROPORTIONATE AMOUNT OF OUR RESOURCES AND OUR MANAGEMENT'S TIME.

         The process of integrating new businesses into our operations represents a significant challenge. The process of integrating acquired businesses into Maxim's operations may result in difficulties and may require a disproportionate amount of resources and management attention.

         In particular, prior to their acquisition by Maxim, the Shaw retail stores incurred significant losses and operated at a lower profit level than is typical in the retail floor covering industry. Although Maxim has made improvements in the profitability and sales at these acquired stores, they continue to operate at a loss and have adversely affected our results of operations. To the extent such conditions continue, they may affect, not only the operation of the acquired stores, but also the consolidated results of operations of Maxim in future periods. There can be no assurance that Maxim will be able to operate these stores profitably in the future.

         In addition, as we expanded our network of Company-owned stores through acquisitions, some of the acquired stores were located in areas within existing CarpetMAX franchisees' exclusive territories. As a result, CarpetMAX franchisees have claimed and may in the future claim that these expansion activities infringe on their exclusive rights. Additionally, such acquisitions could cause these CarpetMAX franchisees to attempt to terminate their franchise agreements and leave the CarpetMAX franchise program, which would impact the revenue we receive from these franchisees. Any such claims by franchisees could result in litigation, which would cause us to expend our resources to defend these claims.

ANY FUTURE ACQUISITIONS COULD POTENTIALLY HAVE ADDITIONAL ADVERSE CONSEQUENCES FOR YOU AS A SHAREHOLDER.

         As a result of future acquisitions, we may:

         - incur significant charges to earnings as a result of restructuring charges, and

         - dilute the ownership of shareholders, as we may need to finance these acquisitions through the issuance of additional common stock.

In addition, we can not assure you that competition for acquisition candidates will not increase, causing the costs of making acquisitions to increase.

MAXIM HAS A RELATIVELY LIMITED HISTORY OF OPENING AND OPERATING COMPANY-OWNED STORES.

         Maxim has limited experience in the acquisition of property for, construction, opening and direct management of Company-owned stores. Our growth and future operating results depend principally on our ability to manage the newly acquired Shaw retail stores and to open and operate stores during the remainder of fiscal 2000 and beyond.

IF WE ARE UNABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR NEW OPERATIONS WITH OUR CURRENT SYSTEMS, IT MAY SIGNIFICANTLY AFFECT OUR GROWTH AND PROFITABILITY.

         Our growth and profitability is significantly dependent on our ability to upgrade and integrate all of our operations into a new centralized management information, accounting, internal control and purchasing system. We are currently developing a centralized information system to integrate our store operations and financial data. There can be no assurance that the implementation of this new information system will be successful or accomplished in a timely manner. Our inability to implement these upgrades and integration on a timely basis may have an adverse effect on the successful operation of our business and our growth strategy.

        The SAP Retail enterprise system is currently in a test environment in one Company-owned retail region. The potential rollout plan is currently under evaluation. In the event SAP Retail proves not to be a fit for Maxim's operations, integration of the Company-owned retail network would be delayed.

RISKS OF INDEBTEDNESS

OUR 9 1/4% SENIOR SUBORDINATED NOTES ARE CURRENTLY IN DEFAULT.

         Maxim is currently in default of the restricted payment covenant contained in the indenture pursuant to which our senior subordinated notes were issued. The default occurred in September 1998 when Maxim repurchased shares of its common stock in amounts exceeding that permitted by the indenture. So long as the senior subordinated notes are in default, Maxim will not be permitted to make restricted payments, which includes stock repurchases and dividend payments, or engage in certain corporate transactions, including mergers involving Maxim or certain of its subsidiaries. We have reached an agreement in principle with the holders of the senior subordinated notes to waive this default. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Until the default is waived by the note holders or cured, either the trustee or the holders of not less than 25% in aggregate principal amount of senior subordinated notes outstanding may accelerate payment of the senior subordinated notes at any time. There can be no assurance that such waiver will be granted. As of October 1, 1999, $96 million of senior subordinated notes were outstanding. In the event the repayment of the senior subordinated notes is accelerated, we may not have sufficient cash reserves and availability under our senior credit facility to meet this obligation. This uncertainty has led the Company's independent public accountants to include a paragraph in their report on our consolidated financial statements for the year ended January 31, 1999 that questions Maxim's ability to continue as a going concern. See Note 1 to Maxim's Consolidated Financial Statements included elsewhere herein.

TO SERVICE OUR CURRENT OBLIGATIONS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         Our ability to make payments to satisfy our debt and other obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, which are beyond our control. Assuming that we can obtain a waiver of the default under the senior subordinated notes and renegotiate our senior credit facility, management believes that available cash reserves and cash flow from operations, together with available borrowings under our senior credit facility, will be sufficient to service our debt obligations as they become due for the foreseeable future. If we are unable to service our debt obligations, we will be required to adopt alternative strategies. These strategies may include:

         -        reducing or delaying our capital expenditures,

         -        curtailing or eliminating the opening of Company-owned stores,

         -        selling assets,

         -        restructuring or refinancing our indebtedness, or

         -        seeking additional equity capital.

We can not assure you that any of these strategies could be implemented on satisfactory terms, if at all. Our inability to service our debt obligations may result in the acceleration of some or all of our indebtedness, which would have a material adverse effect on our financial condition.

OPERATING RISKS

WE COMPETE WITH A SIGNIFICANT NUMBER OF RETAILERS, INCLUDING SOME THAT HAVE GREATER RESOURCES THAN MAXIM.

         Competition in the retail floor covering market is intense due to the significant number of retailers in this market. Larger, more diversified retailers also provide significant competition, including The Home Depot, Inc., Lowe's Corporation and Sears, Roebuck & Co. The principal methods of competition within the retail floor covering industry include store location, product selection, merchandising, customer service and price. We can make no assurance that our competitors will not substantially increase resources devoted to the marketing and sale of products competitive with our products, which could require us to reduce prices or increase spending on product development, marketing and sales. This increased competition could have a material adverse effect on us.

OUR EARNINGS MAY FLUCTUATE FROM QUARTER TO QUARTER, WHICH MAY AFFECT THE PRICE OF OUR COMMON STOCK.

         Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors, including:

         -        the timing of store openings and related pre-opening expenses,

         -        weather conditions,

         -        price increases by suppliers,

         -        actions by competitors,

         - conditions in the carpet manufacturing, home building and improvement markets and the floor covering industry in general, and

         -        regional and national economic conditions and other factors.

Moreover, we believe that some of this fluctuation is the result of the fact that our business experiences some measure of seasonality which, Maxim believes, is typical of the floor covering industry. Individual stores generally experience lower net sales, operating results and cash flow from operations and Maxim as a whole experiences lower sales of floor covering products in the first and fourth fiscal quarters than in the second and third fiscal quarters. We believe these lower results of operations are primarily due to the effects of winter weather on home construction and improvement projects. The market price of our securities could be subject to significant fluctuations in response to our operating results and other factors, and we can make no assurance that the market price of our securities will not decline below current levels.

A PROLONGED ECONOMIC DOWNTURN IN THE ECONOMY WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         The floor covering industry historically has been adversely impacted by economic downturns. We believe that the industry is significantly influenced by:

         -        consumer behavior,

         -        consumer confidence,

         -        the level of personal discretionary spending,

         - the condition of the residential and commercial construction industries,

         -        interest rates,

         -        credit availability, and

         -        the overall strength of the economy.

Therefore, a prolonged economic downturn could have a material adverse effect on our business operations.

OUR SUCCESS IS DEPENDENT UPON, AMONG OTHER THINGS, THE SKILLS, EXPERIENCE AND EFFORTS OF OUR SENIOR MANAGEMENT.

          The loss of the services of members of senior management could have a material adverse effect on our business and prospects. We have entered into employment agreements with Mr. Nassar, Maxim's Chief Executive Officer, and Mr. Thill, Maxim's new Chief Financial Officer. In addition, we believe that our future success will depend in part upon our ability to continue to attract, retain and motivate highly qualified senior management and other personnel. There is serious competition for highly qualified senior management.

WE DEPEND ON A FEW LARGE SUPPLIERS FOR OUR FLOOR COVERING PRODUCTS AND THE DISTRIBUTION OF THESE PRODUCTS.

         Our retail network relies on several large independent floor covering manufacturers for the supply of certain floor covering products. These manufacturers include Shaw and Mohawk Industries, Inc., which together supplied in excess of 50% of our floor covering purchases during the year ended January 31, 1999. In addition, our retail inventory management is highly dependent on the delivery capabilities of these manufacturers. Any significant change in our relationships with these manufacturers, or in these manufacturers' production or distribution methods could have a material adverse effect on our business operations. Although these manufacturers have been reliable, high quality producers in the past, we can make no assurance that these manufacturers will be willing or able to meet our requirements and our franchisees' requirements on a timely basis or that these manufacturers' pricing and rebate policies will remain competitive. While we believe there are a number of alternative manufacturers capable of supplying and distributing our floor covering products, any delays in obtaining alternative suppliers could have a material adverse effect on our operations and those of our franchisees. In addition, we rely on some of our suppliers to provide us with advertising and other vendor support funds to help support our store operations. If these suppliers do not contribute such vendor support, our results of operations may be adversely affected.

MAXIM'S BUSINESS OPERATIONS COULD BE ADVERSELY AFFECTED BY ANY CHANGES IN THE LAWS THAT REGULATE OUR RELATIONSHIPS WITH OUR FRANCHISEES.

         We are subject to federal regulations and state laws that regulate the offer and sale of franchisees and the franchisor-franchisee relationship. We are not aware of any pending franchise legislation that is likely to have a material adverse effect on our operations. We are aware, however, that various legislative proposals have been or are being debated at both the state and federal levels which could result in new laws regulating the offer and sale of franchises and other aspects of the franchisor-franchisee relationship. It is possible that such legislation, if enacted, could aversely affect our franchise operations.

IT IS POSSIBLE THAT OUR COMPUTER SYSTEMS, OR THOSE OF OUR MAJOR SUPPLIERS, WILL FAIL TO OPERATE PROPERLY BEGINNING JANUARY 1, 2000.


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

         Maxim's contingency plans at the retail store level include the temporary use of manual processes, which Maxim occasionally utilizes during system maintenance. The manual processes have been documented and tested with no significant revenue loss anticipated. A business contingency plan has been developed utilizing five professional project managers to implement the plan. The plan includes a business systems implementation schedule listing all issues related to the Year 2000. The issues include identification of changes needed, costs, completion dates and staffing.

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

THE DISCOVERY OF ADVERSE HEALTH EFFECTS RESULTING FROM CARPET COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND THOSE OF OUR FRANCHISEES.

         The effect of carpet and other floor covering products on indoor air quality has been the subject of debate in recent years. Although it is uncertain whether emissions from carpet pose a health hazard, there can be no assurance that researchers will not detect hazardous levels of emissions from carpet. The discovery of adverse health effects resulting from carpet, or the public perception of these effects, could have a material adverse effect on our operations and those of our franchisees.

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

WE ARE RESTRICTED IN MANY WAYS BY THE INDENTURE GOVERNING THE TERMS OF OUR SENIOR SUBORDINATED NOTES.

         The indenture governing the terms of our senior subordinated notes contains covenants which limit our ability to, among other things:

         -        incur additional indebtedness,

         -        pay dividends on the common stock,

         -        redeem our capital stock,

         -        make certain investments,

         -        issue the capital stock of our subsidiaries,

         - create liens on our subsidiaries and other restrictions affecting our subsidiaries,

         -        issue guarantees,

         -        transact business with affiliates, and

         -        sell assets and/or merge and consolidate with other entities.

WE ARE ALSO RESTRICTED BY OUR SENIOR CREDIT FACILITY, WHICH CONTAINS ADDITIONAL RESTRICTIVE COVENANTS AND REQUIRES US TO SATISFY CERTAIN FINANCIAL TESTS.

         Our senior credit facility contains other restrictive covenants and requires us to satisfy certain financial tests, including maintaining certain ratios relating to levels of total debt, consolidated senior debt, and earnings. Our ability to comply with these covenants and to satisfy these financial tests may be affected by events beyond our control. A breach of any of these covenants could result in an event of default under the senior credit facility and the indenture. In the event of default under the senior credit facility, our lenders could elect to declare all amounts borrowed, together with accrued interest, to be immediately due and payable. The lenders under the senior credit facility could also terminate all commitments under the credit facility and, if such borrowed amounts are not paid, enforce their rights pursuant to the security interests on certain assets of the Company. In addition, default under the senior credit facility could constitute default under the indenture, and vice-versa. Because the senior subordinated notes are currently in default, the credit facility is also deemed to be in default. Maxim's senior lenders have entered into a forbearance agreement with respect to such default, which forbearance currently extends to February 1, 2000.

IF THERE IS A CHANGE IN CONTROL OF MAXIM, WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY THE INDEBTEDNESS, WHICH WE COULD BE REQUIRED TO PAY UNDER THE TERMS OF OUR SENIOR SUBORDINATED NOTES.

         Upon the occurrence of a change in the control of Maxim, each holder of our senior subordinated notes may require us to purchase all or a portion of the holder's notes at 101% of the principal amount of the notes, with interest accrued, if any, from the last interest payment date. Under these circumstances, we may be required to:

         - repay all or a portion of the outstanding principal of, and pay any accrued interest on, our senior indebtedness, or

         -        obtain a consent from our lenders to permit the purchase.

If we are unable to repay all of the indebtedness or are unable to obtain the necessary consents, we may not be able to offer to purchase the notes, which would cause us to be in default under the indenture. We may not have sufficient funds available at the time of any change in control of Maxim to make any debt payment as described above. Even if we were able to obtain refinancing, we can make no assurance that the financing will be on terms acceptable to us.

THE SAME TYPES OF EVENTS THAT WOULD CAUSE US TO BE IN DEFAULT UNDER THE SENIOR SUBORDINATED NOTES MAY ALSO CAUSE US TO BE IN DEFAULT UNDER OUR OTHER INDEBTEDNESS.

         The events that constitute a change in the control of Maxim under the indenture may also cause us to be in default under the senior credit facility or our other senior indebtedness. Such a default may permit the holders of our debt instruments to reduce their borrowings or accelerate the debt and, if the debt is not paid, to enforce their rights pursuant to security interests on certain of our assets.

OTHER RISKS

THE ULTIMATE RESOLUTION OF THE CLASS ACTION LAWSUITS AND THE SEC INQUIRY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. In addition, the Securities and Exchange Commission commenced an informal inquiry in connection with the matters relating to the restatement. See "Item
3. Legal Proceedings." While we have made all adjustments considered necessary in restating our financial statements, we can provide no assurances that additional adjustments will not be necessary as a result of a review by the SEC.

         We do not believe that it is feasible to predict or determine the final outcome of the class action lawsuits or the SEC inquiry and their effect on Maxim's financial results, its business or its management. In addition, it is not feasible to estimate the amounts or potential range of loss with respect thereto. The potential outcomes or resolutions of the class action lawsuits could include a judgment against us or settlements that could require substantial payments by us. Potential outcomes of the SEC inquiry could include administrative or other sanctions being imposed on Maxim and/or certain of its officers. In addition, the timing of the final resolution of these matters is uncertain. We believe that material adverse outcomes with respect to the class action lawsuits or the SEC inquiry could have a material adverse effect on our financial condition, results of operations and cash flows.

MAXIM'S CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD SERVE TO DETER OR PREVENT TAKE-OVER ATTEMPTS BY A POTENTIAL PURCHASER OF SHARES OF OUR COMMON STOCK WHO WOULD BE WILLING TO PAY A PREMIUM OVER MARKET PRICE.

         Our Certificate of Incorporation contains provisions which give the board of directors the ability to deter or prevent a merger with, or a sale of control to a third party even though a majority of our stockholders may vote in favor of such a transaction. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may have the effect of delaying, deferring, or preventing a change in control of Maxim by limiting transactions between Maxim and those stockholders who generally own 15% or more of our outstanding capital stock.

         In addition, our Certificate of Incorporation includes a number of additional anti-takeover provisions which:

         - require a staggered board of directors, which means that only one-third of the members of our board of directors is elected each year,

         -        limit the ability of stockholders to call special meetings,

         -        eliminate stockholder action by unanimous consent,

         - restrict the ability of the stockholders to amend certain provisions of the Certificate of Incorporation,

         - permit the board of directors to amend our Bylaws without stockholder consent, and

         - authorize the issuance of up to 1,000,000 shares of preferred stock by the board of directors without stockholder action.

These provisions make it more difficult for a third party to achieve a change in control of Maxim through the acquisition of a large block of our common stock and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, you may be deprived of opportunities to sell some or all of your shares at prices that represent a premium over market price.

ITEM 2.  PROPERTIES.

         As of October 1, 1999, Maxim leased approximately 259 facilities and owned approximately 64 facilities, through which it conducts its retail operations. Maxim's corporate staff is located in an owned 150,000 square foot facility on a 13-acre site in Kennesaw, Georgia, a suburb of Atlanta.

ITEM 3.  LEGAL PROCEEDINGS.

         Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. Each of these actions was filed in the U. S. District Court for the Northern District of Georgia. The plaintiffs in these actions purport to represent a class of all persons who purchased or otherwise acquired the common stock of Maxim between August 31, 1998 and May 19, 1999. The Complaints allege that Maxim and certain of its current and former officers and directors violated the federal securities laws by, among other things, issuing materially false and misleading statements regarding Maxim's financial results for fiscal 1999 and for certain quarters therein, which had the effect of artificially inflating the market price of Maxim's common stock. The Complaints allege that by virtue of this conduct the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "34 Act") and SEC Rule 10b-5 thereunder. The Complaints also allege that the individual defendants were controlling persons within the meaning of Section 20 of the 1934 Act and are therefore liable to the plaintiffs on that basis as well. The Complaints seek compensatory and punitive damages along with pre-judgment interest, reasonable attorneys fees, expert witness fees and other costs.

         On August 16, 1999, the defendants moved to dismiss all the complaints on the grounds that they do not plead sufficient facts to set forth a fraud claim. The proposed lead plaintiff, Rudman Partners, LP, has opposed the motion and sought leave to file a consolidated, amended complaint.

         Maxim and its named officers and directors intend to vigorously defend these claims. These actions have only recently been filed, however, and it is not possible at this time to determine the outcome of these lawsuits or the effect of their resolution on Maxim's financial position or operating results. Management believes that Maxim's defenses have merit; however, there can be no assurance that Maxim will be successful in its defense or that these lawsuits will not have a material adverse effect on Maxim's results of operations for some period or on Maxim's financial position. See "Item 1. Business--Risk Factors."

         Maxim has made a claim under its directors and officers liability insurance policy with respect to the litigation. There can be no assurance, however, that this policy will be sufficient to cover all liability in the event of an adverse outcome in the lawsuits.

         Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, the Securities and Exchange Commission commenced an informal inquiry in connection with the matters relating to the restatement. The SEC may convert the informal inquiry into a formal investigation of the matters relating to the restatement. The staff of the SEC has advised Maxim that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

         Except as discussed above, there are no material pending legal proceedings to which Maxim is a party or of which any of its properties are subject; nor are there material proceedings known to Maxim to be contemplated by any governmental authority; nor are there material proceedings known to Maxim in which any director, officer or affiliate or any principal security holder of Maxim, or any associate of any of the foregoing is a party or has an interest adverse to Maxim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 17, 1998, Maxim held a Special Meeting of Shareholders to approve an amendment to its Certificate of Incorporation and an amendment to its 1993 Stock Option Plan. At the meeting, Maxim's shareholders approved an amendment to Maxim's Certificate of Incorporation to increase the number of authorized shares of common stock from 25 million shares to 75 million shares. The number of votes cast in favor of adoption of the amendment to the Certificate of Incorporation was 16,502,599 and the number of votes cast against adoption of the amendment was 2,417,017. There were 6,451 abstentions and broker non-votes.

         At the meeting, Maxim's shareholders also approved an amendment to Maxim's 1993 Stock Option Plan to increase the number of shares available for grant thereunder from 4,000,000 shares to 5,000,000 shares. The number of votes cast in favor of adoption of the amendment to the 1993 Stock Option Plan was 9,606,070 and the number of votes cast against adoption of the amendment was 2,807,984. There were 6,512,013 abstentions and broker non-votes.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Maxim's common stock is traded on the New York Stock Exchange under the symbol "MXG." The common stock began trading on the New York Stock Exchange on June 27, 1997. The common stock had previously traded on the Nasdaq National Market. The following table sets forth for the periods indicated the high and low sales prices of the common stock as reported by the New York Stock Exchange and the Nasdaq National Market, as applicable.


       FISCAL YEAR ENDED JANUARY 31, 1999                    HIGH               LOW
                                                             ----               ---
            FIRST QUARTER                                    $19 3/8            $16 13/16
            SECOND QUARTER                                    23 1/2             15
            THIRD QUARTER                                     22 9/16            14 1/16
            FOURTH QUARTER                                    25 5/8             15 5/8

       FISCAL YEAR ENDED JANUARY 31, 1998                    HIGH               LOW
                                                             ----               ---
            FIRST QUARTER                                    $17 1/2            $ 8
            SECOND QUARTER                                    14 7/8              9 3/4
            THIRD QUARTER                                     17 7/16            13 3/4
            FOURTH QUARTER                                    17 3/16            13 3/4


         As of October 1, 1999, there were 197 holders of record of the Common Stock. Management of the Company believes that there are in excess of 3,000 beneficial holders of its Common Stock.

         Maxim has never declared or paid any dividends on its common stock. Maxim does not intend to declare or pay any cash dividends for the foreseeable future, and intends to retain earnings, if any, for the future operation and expansion of Maxim's business. Future cash dividends, if any, will be at the discretion of Maxim's board of directors and will depend upon, among other things, Maxim's future earnings, operations, capital requirements and surplus, availability of cash, general financial condition, contractual restrictions and such other factors as the board of directors may deem relevant. Currently, Maxim is restricted in its ability to declare or pay cash dividends under the terms of its senior credit facility and senior subordinated notes.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial and operating data of Maxim for the periods indicated which have been derived from the Consolidated Financial Statements of Maxim. These selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. Financial data give retroactive effect to the merger of a wholly-owned subsidiary of Maxim and GCO on September 28, 1994 and the merger of a wholly-owned subsidiary of Maxim and Image on August 30, 1996, which transactions were accounted for as poolings-of-interests. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                 TEN MONTHS
                                                                                                    ENDED           FISCAL YEAR
                                                      FISCAL YEAR ENDED JANUARY 31,               JANUARY 31,      ENDED MARCH 31,
                                                  -------------------------------------           -----------      ---------------
                                                  1999             1998            1997             1996(1)             1995
(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Sales of floor covering products               $ 608,916         $ 303,560       $ 250,968         $ 186,568         $ 174,935
Fees from franchise services                      24,960            29,860          26,336            13,432            13,876
Fiber and PET sales                               26,716            26,059          28,853            24,072            12,886
Other                                              3,834             5,648           3,564             3,479             1,644
                                               ---------         ---------       ---------         ---------         ---------
    Total revenues                               664,426           365,127         309,721           227,551           203,341
Cost of sales                                    457,339           249,381         222,290           161,723           139,521
                                               ---------         ---------       ---------         ---------         ---------
Gross profit                                     207,087           115,746          87,431            65,828            63,820
Selling, general and administrative
   expenses                                      220,748            83,955          72,366            59,197            46,870
Nonrecurring charges                              23,713(2)             --              --             6,569(2)             --
Merger-related costs                                  --                --           4,900(4)             --               500(3)
Other income (expense):
Interest income                                    1,754             1,233             613               415               397
Interest expense                                 (15,097)           (6,948)         (7,006)           (4,695)           (1,839)
Gain on sale of Image                             24,863                --              --                --                --
Other, net                                         1,023               394             302                78               421
                                               ---------         ---------       ---------         ---------         ---------
(Loss)  income  before  income  taxes  and
extraordinary charge                             (24,831)           26,470           4,074            (4,140)           15,429
Benefit (provision) for income taxes               5,656           (10,314)         (1,929)             (105)           (5,787)
                                               ---------         ---------       ---------         ---------         ---------

(Loss) income before extraordinary charge        (19,175)           16,156           2,145            (4,245)            9,642

Extraordinary charge, net of tax benefit            (377)             (785)             --                --                --
                                               ---------         ---------       ---------         ---------         ---------
Net  (loss) income                             $ (19,552)        $  15,371       $   2,145         $  (4,245)        $   9,642
                                               ---------         ---------       ---------         ---------         ---------
                                               ---------         ---------       ---------         ---------         ---------
(Loss) earnings per share:
Basic                                          $   (1.10)        $    0.95       $    0.16         $   (0.32)        $    0.76
                                               ---------         ---------       ---------         ---------         ---------
                                               ---------         ---------       ---------         ---------         ---------
Diluted                                        $   (1.10)        $    0.92       $    0.15         $   (0.32)        $    0.72
                                               ---------         ---------       ---------         ---------         ---------
                                               ---------         ---------       ---------         ---------         ---------
BALANCE SHEET DATA:
Cash and cash equivalents                      $  89,901         $  28,880       $   6,439         $   4,207         $   2,365
Receivables, net                                  56,012            59,190          45,716            34,660            29,882
Inventories                                       58,744            54,693          42,148            49,170            38,137
Property, plant and equipment, net                71,766           137,207         101,403            93,879            68,832
Total assets                                     388,768           321,494         219,673           202,085           162,723
Total debt and capital lease obligations         124,447           131,663          96,289            94,185            57,459
Stockholders' equity                             160,867           133,775          76,154            72,150            71,424
OTHER FINANCIAL DATA:
Image revenues (5)                             $ 197,796         $ 178,011       $ 162,681         $ 128,260         $ 127,250
EBITDA, as adjusted (6)                            5,548            43,741          25,583            14,639            22,175
Depreciation and amortization                     19,209            11,950          10,518             8,008             5,225
Capital expenditures                              62,564            47,673          17,444            15,580            25,941
Gross margin                                        31.2%             31.7%           28.2%             28.9%             31.4%
EBITDA margin, as adjusted                           0.8%            12.0%            8.3%              6.4%             10.9%

(1) On January 31, 1996, Maxim changed its fiscal year end from March 31 to January 31.

(2) Certain of Maxim's acquired stores had not performed as anticipated at the time of purchase. The results from these operations led management to assess the realizability of the goodwill and store assets recorded in connection with these acquisitions. The result of this assessment indicated a permanent impairment of goodwill necessitating a write off totaling $6.6 million in fiscal 1996 and $4.2 million in fiscal 1999. Fiscal 1999 nonrecurring charges also include a write off of vendor receivables of $2.4 million, claims reserves of $9.5 million, write down of obsolete equipment of $492,000, and store closure and carrying costs of $7.1 million. See "Item
7 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Year Ended January 31, 1999 Compared to Year Ended January 31, 1998-Nonrecurring Charges" and Note 10 of Notes to Maxim's Consolidated Financial Statements.

(3) Represents a charge of $500,000 related to the merger with GCO, which was accounted for as a pooling-of-interests.

(4) Represents a charge of $4.9 million related to the mergers with Image and Bailey & Roberts Flooring, Inc. which were accounted for as poolings-of-interests.

(5) Includes revenues generated from manufactured carpet, fiber and PET sales.

(6) EBITDA, as adjusted, is defined as earnings before interest; taxes; depreciation; amortization; other, net; gain on sale of Image and nonrecurring charges. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is a measure commonly used in Maxim's industry and is included herein because management believes it is useful and provides additional information with respect to the ability of Maxim to meet future debt service, capital expenditures and working capital requirements. EBITDA, as adjusted, reported above excludes nonrecurring charges of $500,000, $6.6 million, $4.9 million and $23.7 million for fiscal 1995, 1996, 1997 and 1999, respectively, and extraordinary charges of $785,000 and $377,000 in fiscal 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF MAXIM, INCLUDING THE NOTES THERETO CONTAINED IN
THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

         From fiscal 1991 through fiscal 1994, Maxim's operations consisted of selling floor covering products, securing franchisees and brokering the purchase of floor covering products, principally carpet, from major suppliers on behalf of its franchisees. During this period, Maxim derived the majority of its revenues and operating profits from sales of floor covering products, franchise fees and royalties, as well as fees from the provision of various services to the franchisees. In May 1994, Maxim commenced a strategy of acquiring independent floor covering retailers, with the goal of building a network of Company-owned stores in addition to its franchise network. This acquisition program included selected CarpetMAX franchises, other independent dealers and GCO, Inc. (accounted for as a pooling-of-interests).

         In April 1995, Maxim commenced opening Company-owned stores to expand its market share. Accordingly, Maxim's results of operations since that date reflect the costs and expenses associated with the new store openings.

         During the year ended January 31, 1999, Maxim acquired the retail store assets of Shaw for consideration of 3,150,000 shares of Maxim's common stock valued at $55.2 million, an $18.0 million promissory note, adjusted to $11.5 million after the effect of purchase price adjustments, and $25.0 million in cash. These assets were purchased effective August 9, 1998 and included 266 retail floor covering centers. The acquisition of these assets resulted in a substantial increase in the number of Company-owned stores. As reflected in the following discussion, the acquisition of these assets materially impacted Maxim's financial condition and results of operations in fiscal 1999.

         The acquired retail stores are currently being integrated into Maxim. Maxim is evaluating the strengths of the acquired brands and is currently making merchandise shifts to maximize the stores' potential. Changes will include rebranding of these stores to the Flooring America brand, adjusting merchandising fixtures and displays, closing certain stores and reviewing current operational practices at each store.

         The Shaw retail stores incurred significant losses in periods prior to their acquisition by Maxim. These stores historically operated at a lower profit level than those typical in the retail flooring industry. To the extent such conditions continue before and after Maxim's integration of these stores, such conditions may affect not only the operation of the acquired stores, but also the consolidated results of operations of Maxim. Moreover, the acquired stores' geographic areas and product lines overlapped with the Company's existing stores in certain areas causing the need to close or remodel certain stores.

         In order to focus its full efforts and resources on the growth and efficiency of the retail operations, Maxim sold its carpet manufacturing operations of Image in January 1999 to Mohawk Industries, Inc., for total consideration of $210.7 million which included the assumption of $48.1 million in debt and short-term liabilities. With this sale of Maxim's manufacturing assets, management believes that Maxim is positioned as a dominant pure flooring retailer. As of October 1, 1999, Maxim's retail network consisted of 323 Company-owned stores and 1,035 franchise centers/locations.

         During the year ended January 31, 1999, Maxim operated three reportable segments: (i) retail; (ii) manufacturing; and (iii) franchise services. The retail segment is a highly integrated chain of stores and support centers. The manufacturing segment includes the operations of Image. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations. The franchise services segment includes franchise fees, general corporate charges, interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments. See Note 18 to Maxim's Consolidated Financial Statements for certain financial information relating to these three segments.

RESULTS OF OPERATIONS

         YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

         TOTAL REVENUES. Total revenues increased 82.0% to $664.4 million for the year ended January 31, 1999 ("fiscal 1999") from $365.1 million for the year ended January 31, 1998 ("fiscal 1998"). The components of total revenues, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations, which totaled $43.9 million in fiscal 1999 and $6.7 million in fiscal 1998, include sales of floor covering products by Image to Maxim's retail stores and certain intercompany allocations.

         RETAIL REVENUE. Retail revenue primarily consists of sales of floor covering products by Maxim's retail stores. Retail revenues increased 192.2% to $439.1 million for fiscal 1999 from $150.3 million for fiscal 1998. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, to internal growth.

         MANUFACTURING REVENUE. Manufacturing revenue includes the sale of manufactured carpet and polyethylene tereptalate ("PET"), fiber and flake. Manufacturing revenues increased 11.1% to $197.8 million for fiscal 1999 from $178.0 million for fiscal 1998. Sales of manufactured carpet increased 12.6% to $171.1 million for fiscal 1999 from $151.9 million for fiscal 1998. Unit sales of manufactured carpet increased 6.9% to 29.3 million square yards for fiscal 1999 from 27.4 million square yards in fiscal 1998. Sale of PET, fiber and flake increased 2.3% to $26.7 million for fiscal 1999 from $26.1 million for fiscal 1998. Unit sales decreased 7.8% to 59.0 million pounds for fiscal 1999 from 64.0 million pounds for fiscal 1998. The average selling price per pound of PET, fiber and flake for fiscal 1999 increased by 11.0% from fiscal 1998.

         FRANCHISE SERVICES REVENUE. Franchise services revenue is generated from three primary sources: (i) one-time franchise fees from new franchisees (revenue recognized at time of franchise agreement signing), (ii) brokerage fees and/or royalties on certain floor covering products purchased by the franchisee; and (iii) franchise service fees for services such as advertising, which are offered to franchisees. Franchise services revenue increased 64.1% to $71.4 million for fiscal 1999 from $43.5 million for fiscal 1998. The increase in franchise services revenue is due to, among other things, increases in national accounts revenue, rebates from floor covering vendors and growth in the demand for franchise services, particularly the MAXCare franchise.

         GROSS PROFIT. Gross profit increased 78.9% to $207.1 million for fiscal 1999 from $115.7 million for fiscal 1998. As a percentage of total revenue, gross profit was 31.2% for fiscal 1999 compared to 31.7% for fiscal 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 162.9% to $220.7 million for fiscal 1999 from $84.0 million for fiscal 1998. The increase in selling and administrative expenses reflects an overall growth in the size of Maxim's retail base, including the retail store assets acquired from Shaw. These stores incurred higher levels of advertising costs than other Maxim Brands. These acquired stores also incurred selling, general and administrative expense relating to the integration of these stores into Maxim. As a percentage of total revenue, selling, general and administrative expenses increased to 33.2% for fiscal 1999 from 23.0% for fiscal 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflect Maxim's changing revenue mix. Selling, general and administrative expenses of Maxim's retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of selling, general and administrative expenses due to the purchase of Shaw's retail store assets in August 1998. With the sale of Maxim's manufacturing operations in January 1999, the retail segment will comprise a substantial portion of Maxim's operations in future periods. Also contributing to the increase in selling, general and administrative expenses in fiscal 1999 were increases in advertising, bad debt and compensation expenses.

         OPERATING INCOME/LOSS. Operating income/loss decreased to a loss of $37.4 million for fiscal 1999 from operating income of $31.8 million for fiscal 1998. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $7.3 million in fiscal 1999 and a benefit of $1.0 million in fiscal 1998.

         RETAIL OPERATING INCOME/LOSS. Retail operating income/loss decreased to a loss of $18.9 million for fiscal 1999 from income of $184,000 for fiscal 1998. This decrease was primarily due to the impact of the acquisition of the retail store assets of Shaw. These stores have higher selling, general and administrative expense related to advertising, as well as, higher costs related to remodeling and rebranding into the Maxim Brand.

         MANUFACTURING OPERATING INCOME/LOSS. Manufacturing operating income decreased 39.0% to $14.2 million for fiscal 1999 from $23.2 million for fiscal 1998. This decrease was due to cost of sales increasing during fiscal 1999. During fiscal 1998, the Company experienced unusually low raw material costs related to bottle costs, while in fiscal 1999 these bottle costs returned to historical rates.

         FRANCHISE SERVICES OPERATING INCOME/LOSS. Franchise services operating income/loss decreased to a loss of $25.3 million for fiscal 1999 from operating income of $7.3 million for fiscal 1998. This loss is due to a $23.7 million nonrecurring charge discussed below, as well as increased expenses relating to, among other things, advertising, bad debt and compensation.

         INTEREST EXPENSE. Interest expense increased 117.3% to $15.1 million for fiscal 1999 from $6.9 million for fiscal 1998 due principally to a higher debt balances and a higher interest rate during fiscal 1999. See "Liquidity and Capital Resources."

         NONRECURRING CHARGES. During the second quarter of fiscal 1999, Maxim reevaluated its retail business strategy and determined to expand its focus on its retail operations. As a result of this revised business strategy, Maxim amended the franchise agreements for one of its franchised line of retail stores, closed certain Company-owned stores, and wrote-down to fair value certain retail assets, including goodwill. The Company recorded a $28.5 million charge for these nonrecurring items during the three-month period ended July 31, 1998. The initial charge was subsequently reduced by $4.8 million, as revised estimates for claim reserves and store closure costs were less than initially expected, offset in part by a ten store net increase in the number of stores to be closed from the initial estimate of fifteen. The $23.7 million pretax nonrecurring charge related to the following items:

         Write off of vendor receivables    $ 2.4 million

         Claims reserves                      9.5 million

         Write-down of equipment              0.5 million

         Store closure and carrying costs     7.1 million

         Write-down of goodwill               4.2 million
                                            --------------
         Total nonrecurring charges         $23.7 million
                                            --------------
                                            --------------


         During fiscal 1999, Maxim amended its franchise agreement with the majority of its CarpetMAX franchisees, whereby Maxim established certain requirements for more uniformity in the appearance and merchandising of the franchised stores. As part of the amended franchise agreement, Maxim reduced the number of floor covering vendors available to CarpetMAX franchisees.
Maxim wrote off certain vendor receivables and established a reserve to settle claims that may arise from the franchise network. In addition, Maxim has written down to fair value certain assets made obsolete by the amended franchise agreement. Maxim also accrued for the costs of closing certain Company-owned retail stores, most of which were closed as of January 31, 1999.

         In connection with the reevaluation of Maxim's retail strategy described above, Maxim analyzed the performance of its Company-owned retail stores. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors caused management to assess the realizability of the goodwill recorded.

         The determination of goodwill impairment was made by comparing the unamortized goodwill balance at July 31, 1998, to the estimate of the related market's undiscounted future cash flows. The assumptions used reflected earnings, market and industry conditions, as well as current operating plans. The assessment indicated a permanent impairment of goodwill for certain markets. As a consequence, such goodwill was written down to fair market value, which resulted in a write-off of goodwill totaling $4.2 million during fiscal 1999.

         GAIN ON SALE OF IMAGE. Maxim recorded a gain on sale of Image of $24.9 million as a result of the sale of its Image subsidiary in January 1999. With the sale of substantially all the assets of Image, Maxim no longer engages in manufacturing operations.

         INCOME TAX EXPENSE (BENEFIT). Maxim recorded an income tax benefit of $5.7 million for fiscal 1999 compared to a $10.3 million expense for fiscal 1998. The decrease in income tax expense is due to Maxim recording a loss in fiscal 1999 as compared to income in fiscal 1998. The fiscal 1999 effective tax benefit of 22.8% was due to higher non-deductible costs and valuation allowances related to state net operating losses.

         EXTRAORDINARY CHARGES. The extraordinary charges recorded in fiscal 1999 and 1998 resulted from the write-off of unamortized financing fees associated with Maxim's former revolving credit facilities. The charges amounted to $377,000, net of an income tax benefit of $236,000 for fiscal 1999, and $785,000, net of an income tax benefit of $546,000, for fiscal 1998.

         YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED JANUARY 31, 1997

         TOTAL REVENUES. Total revenues increased 17.9% to $365.1 million for fiscal 1998 from $309.7 million for fiscal year 1997. The components of total revenues, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations, which totaled $6.7 million in fiscal 1998 and $3.7 million in fiscal 1997, include sales of floorcovering products by Image to Maxim's retail stores and certain intercompany allocations.

         RETAIL REVENUE. Retail revenue primarily consists of sales of floor covering products by Maxim's retail stores. Retail revenues increased 25.1% to $150.3 million for fiscal 1998 from $120.1 million for fiscal 1997. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of floor covering retailers and, to a lesser extent, to increased same-store sales. The results of these acquired retailers are not fully reflected in the prior year periods, as such acquisitions were made at various times during the year.

         MANUFACTURING REVENUE. Manufacturing revenue includes the sale of manufactured carpet and the sale of PET, fiber and flake. Manufacturing revenues increased 9.4% to $178.0 million for fiscal 1998 from $162.7 million for fiscal 1997. Sales of manufactured carpet increased 13.5% to $151.9 million for fiscal 1998 from $133.8 million for fiscal 1997. Unit sales of manufactured carpet increased 22.3% to 27.4 million square yards for fiscal 1998 from 22.4 million square yards in fiscal 1997. Sale of PET, fiber and flake decreased 9.7% to $26.1 million for fiscal 1998 from $28.9 million for fiscal 1997. Unit sales increased 13.1% to 64.0 million pounds for fiscal 1998 from 56.6 million pounds for fiscal 1997. The unit sales increase was the net result of an increase in PET sales, partially offset by a decline in fiber sales, as additional pounds of fiber were allocated to carpet manufacturing. The average selling price per pound of PET, fiber and flake declined by 20.0% compared to the prior year period, resulting in lower revenue despite higher shipments during the period.

         FRANCHISE SERVICES REVENUE. Franchise services revenue are generated from three primary sources: (i) one-time franchise fees from new franchisees (revenue recognized at time of franchise agreement signing), (ii) brokerage fees and/or royalties on certain floor covering products purchased by the franchisee; and (iii) franchise service fees for services such as advertising, which are offered to franchisees. Franchise services revenue increased 42.0% to $43.5 million for fiscal 1998 from $30.6 million for fiscal 1997. This increase was attributable to increases in brokering activity generated from new CarpetMax and GCO franchisees, growth in demand for franchise services from existing CarpetMax and GCO franchisees, greater utilization of advertising and other services offered to franchisees and an expansion of advertising services offered by Maxim.

         GROSS PROFIT. Gross profit increased 32.4% to $115.7 million for fiscal 1998 from $87.4 million for fiscal 1997. As a percentage of total revenue, gross profit was 31.7% for fiscal 1998 compared to 28.2% for fiscal 1997. Contributing to the increase in gross profit as a percentage of total revenue was the continuing change in the retail business mix of Maxim to a revenue base consisting principally of the net sales of floor covering products and a lower cost of raw materials at Image.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 16.0% to $84.0 million for fiscal 1998 from $72.4 million for fiscal 1997. Increases in operating expenses on an absolute basis reflect an overall growth in the size of Maxim's operations required to serve the growing retail base, as well as increased selling costs at Image related to the addition of sales people to service newly created territories. As a percentage of total revenue, selling, general and administrative expenses decreased to 23.0% for fiscal 1998 from 23.4% for fiscal 1997 as a result of spreading fixed costs over a larger revenue base.

         OPERATING INCOME/LOSS. Operating income/loss increased 212.7% to $31.8 million for fiscal 1998 from $10.2 million for fiscal 1997. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations were a benefit of $1.0 million in fiscal 1998 and a $50,000 loss in fiscal 1997.

         RETAIL OPERATING INCOME/LOSS. Retail operating income increased to $184,000 for fiscal 1998 from a loss of $396,000 for fiscal 1997. This increase was primarily due to the impact of the acquisition of floor covering retailers.

         MANUFACTURING OPERATING INCOME/LOSS. Manufacturing operating income increased 167.2% to $23.2 million for fiscal 1998 from $8.7 million for fiscal 1997. This increase was due to cost of sales decreasing during fiscal 1998. During fiscal 1998, the Company experienced unusually low raw material costs related to bottle costs.

         FRANCHISE SERVICES OPERATING INCOME/LOSS. Franchise services operating income increased 282.9% to $7.3 million for fiscal 1998 from $1.9 million for fiscal 1997. This increase is related to the revenue growth of franchise services.

         INTEREST EXPENSE. Interest expense decreased to $6.9 million for fiscal 1998 from $7.0 million for fiscal 1997 due principally to a reduction in debt of approximately $47.9 million with the net proceeds from a public offering in February 1997. In October 1997, Maxim issued $100 million of 9-1/4% senior subordinated notes, which increased interest expense in the last quarter of fiscal 1998.

         INCOME TAX EXPENSE. Maxim recorded income tax expense of $10.3 million for fiscal 1998 compared to $1.9 million for fiscal 1997. The increase in tax expense is due to higher net income for fiscal 1998, as compared to fiscal 1997. The effective tax rate for fiscal 1998 was 39.0%.

         EXTRAORDINARY CHARGE. An extraordinary charge was recorded in fiscal 1998 for the write-off of unamortized financing fees associated with Maxim's credit facility, which was replaced during fiscal 1998. The resultant one-time charge amounted to $785,000, net of an income tax benefit of approximately

$546,000.

SEASONALITY

         Historically, Maxim's retail floor covering sales are subject to some seasonal fluctuation typical to this industry, with higher sales occurring in the summer and fall months during Maxim's second and third quarters, and lower sales occurring during the fourth quarter holiday season. Increases occur in the second quarter as construction schedules increase during the summer, and the largest increase occurs in the third quarter as a consequence of a combination of ongoing construction and fall and pre-Christmas home remodeling. See Note 20 of Notes to Consolidated Financial Statements included elsewhere herein for summary quarterly data.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Maxim's primary capital requirements are for new store openings and working capital. Maxim historically has met its capital requirements through a combination of cash flow from operations, net proceeds from the sale of equity and debt securities, bank lines of credit, disposition of assets, and standard payment terms from suppliers.

         STOCK REPURCHASE PROGRAM. In March 1997, the Board of Directors of Maxim authorized a stock repurchase program pursuant to which Maxim has periodically repurchased shares of its common stock in the open market. As of October 1, 1999, Maxim had repurchased an aggregate of 2.4 million shares of common stock in the open market for $34.8 million. These purchases were financed from borrowings under Maxim's revolving credit facility and cash balances. As discussed below, the ability of Maxim to repurchase its common shares is limited by certain restrictions contained in the indenture relating to Maxim's senior subordinated notes. See "--Senior Subordinated Notes."

         SALE OF IMAGE. On January 29, 1999, Maxim sold substantially all the assets of its Image subsidiary to Aladdin Manufacturing Corporation, a wholly owned subsidiary of Mohawk Industries, Inc. This transaction was valued at approximately $210.7 million, including the assumption of $30.0 million in related debt and $18.1 million in short-term liabilities. Proceeds from the sale were used to retire bank indebtedness incurred as a result of the acquisition of the Shaw retail network.

         Under the terms of the indenture governing Maxim's senior subordinated notes, Maxim is required to invest the proceeds from the sale of Image to repay senior debt and in capital expenditures, properties, inventories and other assets that will be used in Maxim's business. Approximately $84.5 million of the net proceeds from the sale of Image was applied to repay Maxim's senior credit facility. Maxim intends to apply the remaining net proceeds in a manner consistent with the requirements of the indenture. To the extent that proceeds are not so invested within 365 days of the sale of Image (and exceed $10.0 million), Maxim is required to use such excess proceeds to make an offer to purchase outstanding notes at a price equal to 100% of the principal amount plus accrued interest.

         CREDIT FACILITY. On May 18, 1999, Maxim entered into an amended and restated credit facility, which provides for aggregate commitments of $75 million. The credit facility consists of a revolving facility that matures three years from the closing of the credit facility. Borrowings under the amended credit facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for the amended credit facility, Maxim has established a cash collateral account with the lenders. As of October 1, 1999 the cash collateral account balance was $41.9 million. As of October 15, 1999, the Company had $10.3 million available under the revolver. Amounts outstanding under the amended credit facility bear interest at various variable rates. The amended credit facility contains a number of covenants customary for credit transactions of this type and requires Maxim to meet certain financial ratios. Because of Maxim's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the amended credit facility. Maxim and its senior lenders have entered into a forbearance agreement with respect to such events of default, which forbearance currently extends to November 15, 1999. Maxim is currently in discussions with its senior lenders to amend or replace its current credit facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

         SENIOR SUBORDINATED NOTES. On October 16, 1997, Maxim issued $100 million of 9-1/4% Notes due 2007 (the "Senior Notes"). The net proceeds to Maxim from the offering of the Senior Notes were approximately $96 million net of an initial issue discount and fees and related costs. Maxim used the net proceeds from the offering of the Senior Notes to repay all borrowings outstanding under its revolving credit facility of approximately $82.7 million and for general corporate purposes, including capital expenditures.

         Each of Maxim's operating subsidiaries has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect operating subsidiaries of Maxim. Maxim has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to Maxim.

         Maxim is currently in default of the restricted payment covenant contained in the Indenture (the "Indenture") pursuant to which the Senior Notes were issued. The default occurred on September 3, 1998 when Maxim repurchased shares of its common stock in the open market pursuant to its ongoing stock repurchase program.

         On November 12, 1998, Maxim notified the Trustee under the

Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified Maxim that such default would become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to Maxim) if not cured or waived prior to that date. To date, Maxim has not been able to obtain the consent of the Noteholders for a waiver of this covenant violation. Accordingly, the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may declare all unpaid principal of, premium, if any, and accrued and unpaid interest of all Notes to be due and payable.

         Because either the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may accelerate payment of the Senior Notes, the Senior Notes are classified as a current liability on Maxim's January 31, 1999 balance sheet. If Maxim receives the requisite consent to the waiver from the Senior Noteholders, however, the Senior Notes will again be classified as long-term debt of Maxim.

         In an effort to resolve the pending default of the Senior Notes, Maxim has reached an agreement in principle with an ad hoc committee consisting of Noteholders who own a majority of the principal amount of the outstanding Senior Notes. The agreement in principle provides for Maxim to commence, on or before October 31, 1999, an offer to purchase not less than $40.0 million of Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges. Maxim will pay a cash consent fee of $50 per $1,000 principal amount of Senior Notes to those Noteholders who consent to the default waiver and whose Senior Notes are not purchased by Maxim.

     The following additional terms would apply to Senior Notes which are not purchased by Maxim:

     - The interest rate will increase from 9-1/4% per annum to 12-3/4% per annum and will increase by 25 basis points on October 15, 2000 and further increase every six months thereafter (increasing instead by 50 basis points if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B-");
     -   The Senior Notes will be secured by a second lien on certain assets;
     - Maxim will, on an annual basis beginning on February 1, 2001, make an offer to purchase not less than $10.0 million of outstanding Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges (increasing to 103% if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B");
     - Maxim will offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and
     -   Maxim will maintain a fixed charge coverage ratio to be determined.

     Consummation of the transactions contemplated by the agreement in principle is subject to, among other things, negotiation of an amended or replacement senior credit facility acceptable to the Noteholders, delivery to Noteholders of definitive solicitation materials, receipt of consents from Noteholders representing at least a majority in aggregate principal amount of outstanding Senior Notes, and certain other customary conditions. Maxim expects to complete the transactions contemplated by the agreement in principle during the fourth quarter of fiscal 2000. There can be no assurance that such a waiver will ultimately be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes may be accelerated, as discussed above.

         SYNTHETIC LEASE FINANCING. Maxim has established a $10 million synthetic lease facility with a lending group with amounts outstanding of approximately $5.0 million as of October 1, 1999. Under the synthetic lease facility, which is scheduled to mature no later than November 2003, Maxim has the ability to direct the lender group to make loans to First Security Bank, National Association, in its capacity as the co-owner-trustee under the facility, for acquisition, development or expansion of Maxim's flooring center locations, which financed locations are then leased back by the co-owner-trustee to Maxim or a designated subsidiary. Maxim has guaranteed repayment of the amounts outstanding under the facility. The facility contains various financial and nonfinancial covenants. As of January 31, 1999, Maxim was not in compliance with certain of these covenants and Maxim obtained a waiver from the lenders under the synthetic lease facility. These lenders waived the noncompliance and forfeited their right to accelerate payment of amounts outstanding under the facility because of such noncompliance.

         OTHER DEBT. As of October 1, 1999, Maxim also had approximately $12.1 million of debt outstanding under various term loans at interest rates averaging 8.75%.

         GOING CONCERN. The Consolidated Financial Statements of Maxim have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As of January 31, 1999, Maxim was in default of the restricted payment covenant contained in the Indenture pursuant to which the Senior
Notes were issued. See "--Senior Subordinated Notes." As of October 15, 1999, Maxim's available borrowings under its senior credit facility plus cash on hand were not sufficient to repay the Senior Notes if declared due and payable.

         This uncertainty has led Maxim's independent public accountants to include a paragraph in their report on Maxim's Consolidated Financial Statements for the year ended January 31, 1999, that questions Maxim's ability to continue as a going concern. See Note 1 to Maxim's Consolidated Financial Statements included elsewhere herein.

         Maxim has reached an agreement in principle with the holders of the Senior Notes to obtain the requisite waivers of the default. See "--Senior Subordinated Notes." Maxim is also in negotiations with its senior lenders to amend its senior credit facility to allow for enhanced availability, an extended maturity date, and improved advance ratios on existing collateral.

         CONTINGENCIES. Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. In addition, the Securities and Exchange Commission commenced an informal inquiry in connection with the matters relating to the restatement. See "Item
1. Business--Risk Factors" and "Item 3. Legal Proceedings."

         CASH FLOWS. During fiscal 1999, operating activities used $6.7 million compared to $3.2 million used in fiscal 1998. The increase in cash used in operating activities resulted primarily from an increase in accounts receivable and inventories. The increase in accounts receivable and inventories was mainly due to higher sales of floor covering products to franchisees and other carpet retailers.

         During fiscal 1998, operating activities used $3.2 million compared to $17.8 million provided in fiscal 1997. The decrease in cash provided by operating activities resulted primarily from an increase in accounts receivable and inventories. The increase in accounts receivables and inventories was mainly due to higher sales of floor covering products to franchisees and other carpet retailers.

         During fiscal 1999, investing activities provided $83.3 million compared to using $49.0 million for fiscal 1998. The change is primarily due to the sale of Image offset by the purchase of CarpetsPlus and the retail store assets of Shaw.

         During fiscal 1998, investing activities used $49.0 million compared to $18.7 million for fiscal 1997. The increase is primarily due to an increase in capital expenditures relating to manufacturing operations, the purchase of carpet retailers, and the purchase of real estate for the expansion of retail stores.

         During fiscal 1999, financing activities used $15.6 million compared to $74.6 million provided in fiscal 1998. This decrease is primarily due to proceeds received from the issuance of common stock in a public offering and the issuance of senior subordinated notes in fiscal 1998. No such financing activities occurred in fiscal 1999.

         During fiscal 1998 financing activities provided $74.6 million compared to $3.1 million provided in fiscal 1997. This increase is primarily due to proceeds received from the issuance of common stock in a public offering and the issuance of senior subordinated notes, partially offset by Maxim's repurchase of common stock and repayment of amounts outstanding under its credit facilities.

         CAPITAL EXPENDITURES. Maxim anticipates that it will require approximately $30.0 million for fiscal 2000, of which approximately $20.0 million has been spent through October 1, 1999, to (i) rebrand its various retail formats under the singular Flooring America name, including signage and interior store changes, (ii) reconfigure existing stores including certain of the stores acquired from Shaw, and (iii) upgrade its management information systems.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of certain costs of internal-use software. Maxim adopted this statement in the first quarter of fiscal 2000 and has determined that it will have no material impact on the financial statements.

         In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. Maxim does not expect SOP 98-5 to have a material impact on Maxim's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivatives Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. Maxim does not anticipate that this statement will have a material impact on its financial statements.

YEAR 2000

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

         Maxim's contingency plans at the retail store level include the temporary use of manual processes, which Maxim occasionally utilizes during system maintenance. The manual processes have been documented and tested with no significant revenue loss anticipated. A business contingency plan has been developed utilizing five professional project managers to implement the plan. The plan includes a business systems implementation schedule listing all issues related to the Year 2000. The issues include identification of changes needed, costs, completion dates and staffing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         INTEREST RATE SENSITIVITY. Maxim has limited exposure to market volatility in interest rates. As of January 31, 1999, exposure from interest rates was not material to Maxim's financial position, results of operations, or cash flows, as $99.4 million of Maxim's $116.3 million of debt has been fixed at a rate of 9 1/4% until 2007. In the event that the 9 1/4% notes are called by the noteholders or the Company elects to purchase the Senior Notes, the Company will be subject to interest rate volatility based on the market's forward curve. The Company also has two interest rate swap agreements for a total notional amount of less than $2.5 million. These swap agreements were terminated in May 1999. Based on Maxim's low overall floating interest rate exposure at January 31, 1999, a near-term 100 basis point change in interest rates would not materially affect Maxim's financial statements.

         COMMODITY PRICE AND FOREIGN CURRENCY SENSITIVITY. Increases or decreases in the market price of carpet, hardwood and vinyl flooring may affect the valuation of Maxim's inventories and purchases and, accordingly, Maxim's earnings. Maxim does not use futures or options contracts to manage volatility with respect to this exposure. The potential increase in cost of inventories and purchases based on commodity activity is generally also reflected as a corresponding increase in Maxim's prices, and therefore, is not material to Maxim's financial position and results of operations.

         The majority of Maxim's sales and purchases are denominated in U.S. dollars and it is Maxim's policy to eliminate short-term exchange rate volatility in the event foreign currency transactions occur. As of January 31, 1999, there was no exposure to foreign currency exchange rate volatility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets - January 31, 1999 and 1998

                  Consolidated Statements of Operations - Years ended January 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity - Years ended January 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - Years ended January 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of Maxim are as follows:


NAME                              AGE      POSITION WITH MAXIM

Ronald H. McSwain................ 57       Chairman of the Board
A.J. Nassar...................... 43       President, Chief Executive Officer and Director
Thomas P. Leahey................. 38       Executive Vice President - Finance, Treasurer and Director
Leonard H. Thill................. 45       Chief Financial Officer and Secretary
Karen A. McClelland.............. 40       Executive Vice President - Customer Service
Paul D. Bumblauskas.............. 42       Executive Vice President - Operations
Paul R. Renn..................... 44       Executive Vice President - Sales and Marketing
Mack Hale........................ 59       Executive Vice President - Merchandising
Sandra Fowler.................... 37       Executive Vice President - Administration
Michael L. DeGrace............... 54       President - Franchise Divisions
Michael Cherico.................. 41       President - GCO Carpet Outlet Division
Ronald E. Dunn................... 44       President - CarpetsPlus Division
Joseph J. Jillson ............... 56       Director
Richard A. Kaplan ............... 54       Director
J. Michael Nixon ................ 54       Director
Larry T. Solari ................. 57       Director
Herb Wolk ....................... 67       Director

         The executive officers of Maxim are appointed by the Board of Directors and hold office at the pleasure of the Board.

         RONALD H. MCSWAIN has served as Chairman of the Board of Maxim since June 1999. Since 1968, Mr. McSwain has served as the President and owner of McSwain's Carpets, a retail floorcovering business. Mr. McSwain serves as a director of Johnson Investment Mutual Fund Trust, an investment company.

         A.J. NASSAR has served as President, Chief Executive Officer and a Director of Maxim since December 1990. From 1986 to 1990, Mr. Nassar served as Vice President and Chief Operating Officer of Kenny Carpet and Linoleum, Inc., a multistore retail carpet chain in western New York. He was previously employed in the carpet manufacturing industry by Trend Carpet Mills and Queen Carpet Mills, where he was responsible for sales of floor covering products to floor covering retailers.

         THOMAS P. LEAHEY has served as Executive Vice President - Finance of Maxim since August 1993, as Treasurer since July 1994 and as a director since November 1998. Mr. Leahey was employed by the Wachovia Bank of Georgia, N.A. from September 1991 to August 1993 as a Vice President in the Corporate Banking Division. Mr. Leahey's banking career began in January 1984 and included service with Barnett Bank of Central Florida, N.A. and, from March 1987 to July 1991, with Fleet/Norstar Financial Group.

         LEONARD H. THILL has served as Chief Financial Officer and Secretary of Maxim since September 1999. Mr. Thill served in various capacities with the United States Securities and Exchange Commission from 1987 to September 1999, including most recently as Assistant Chief Accountant with the Commission's Division of Enforcement.

         KAREN A. MCCLELLAND has served as Executive Vice President - Customer Service of Maxim since June 1999. Ms. McClelland served as Vice President - Retail of Maxim from April 1999 to June 1999. Prior to joining Maxim, Ms. McClelland served as President of McClelland Associates, Inc., a consulting firm, from 1995 to March 1999. Ms. McClelland served as Vice President of Operations/Technology of Sound Floor Coverings, Inc., a floor covering retailer, from 1993 to 1994, and was a Senior Manager for the accounting firm of Price Waterhouse from 1988 to 1993.

         PAUL D. BUMBLAUSKAS has served in various capacities with Maxim since June 1998, including most recently as Executive Vice President - Operations. Mr. Bumblauskas served as Regional Vice President of Shaw Industries, Inc., a floor covering manufacturer, from December 1995 to June 1998, as Regional Vice President of Carpetland USA, Inc., a floor covering retailer, from July 1994 to December 1995, and was a partner with SV Associates, an accounting firm, from April 1992 to July 1994.

         PAUL R. RENN has served in various capacities with Maxim since October 1997, including most recently as Executive Vice President - Sales and Marketing. Mr. Renn served as Sales Manager-Southwest Region of Abbey Carpets, a floor covering cooperative, from April 1995 to October 1995, and as General Manager-Texas of Carpet Exchange, a floor covering retailer, from September 1989 to March 1995.

         MACK HALE has served in various capacities with Maxim since May 1993, including Executive Vice President - Merchandising since April 1998. From January 1992 to May 1993, Mr. Hale served as Executive Vice President of Unituft, Inc., a floor covering marketing support company. Mr. Hale served as Vice President of Sales and Director of Marketing of Mohawk Industries, Inc., a major carpet manufacturer, from 1983 to 1991. At Mohawk, Mr. Hale was responsible for all marketing and promotional functions. Prior to his employment at Mohawk, Mr. Hale served as Vice President, Sales of Horizon Industries, Inc., a major carpet manufacturer.

         SANDRA FOWLER has served as Executive Vice President - Administration of Maxim since September 1993. From 1982 to September 1993, Ms. Fowler served in various capacities with Shaw, the nation's largest carpet manufacturer, including Manager of Corporate Accounts, where she acted as the liaison between that company and its corporate customers in all areas, ranging from sales to administration.

         MICHAEL L. DEGRACE has served as President - Franchise Divisions of Maxim since February 1999. From 1997 to January 1999, Mr. DeGrace served as Vice President - Sales and Marketing of Image Industries, Inc., which was a wholly-owned subsidiary of Maxim from August 1996 to January 1999. Mr. DeGrace served as Vice President of Sales and Marketing of Beulieu of America, Inc., a carpet manufacturer, from 1995 to 1996, and served in various capacities, including most recently as Regional Vice President, of Shaw Industries, Inc., a carpet manufacturer, from 1979 to 1995.

         MICHAEL CHERICO has served in various capacities with Maxim since 1993, including most recently as President of its GCO Carpet Outlet Division.

         RONALD E. DUNN has served as President of Maxim's CarpetsPlus Division since September 1998. Mr. Dunn served as Chairman of the Board and Chief Executive Officer of CarpetsPlus of America, LLC, a national resource company specializing in the floor covering industry, from 1997 until September 1998. Mr. Dunn served as Vice President of Sales of Mohawk Industries, Inc., a floor covering manufacturer, from 1990 to 1996.

         JOSEPH J. JILLSON has served as a director of Maxim since November 1998. Mr. Jillson has served as an executive officer and co-owner of Q.I. Corporation, a building materials contractor, since 1967.

         RICHARD A. KAPLAN has served as Chairman Emeritus of Maxim since February 1995 and served as Chairman of the Board of Maxim from 1989 to February 1994. Mr. Kaplan founded Maxim in 1989. Mr. Kaplan has also served as President and Chief Executive Officer of Pictometry International, LLC, a technology company, since August 1999. Mr. Kaplan served as Chairman of the Board of Worksmart International, Inc., a personnel consulting company, from 1995 to 1998, and as Chairman of the Board of Richland Industries Corp., a retail floor covering chain based in Rochester, New York, from 1972 to 1995.

         J. MICHAEL NIXON has served as a Director of Maxim since February 1996. Mr. Nixon has served as the President and co-owner of Q.I. Corporation, a building materials contractor, since 1967.

         LARRY T. SOLARI has served as a director of Maxim since April 1999. Mr. Solari has served as Chairman of the Board and Chief Executive Officer of BSI Holdings, Inc., a builder services company, since 1998. Mr. Solari served as Chairman of the Board and Chief Executive Officer of Sequential Products, Inc., a manufacturer in the building materials industry, from 1996 to 1997, as President of the Building Materials Group of Domtar, Inc. from 1994 to 1996, and as President of the Construction Products Group of The Owens - Corning Company from 1989 to 1994. Mr. Solari is a director of Beazer Homes, Inc., a single family homebuilder, Therma - Tru, Inc. and Pacific Coast Building Products, Inc.

         HERB WOLK has served as a director of Maxim since 1991. Mr. Wolk is the owner and President of Cadillac Carpet Distributors and has served in various capacities with that company since 1976.

         There are no family relationships between any director or executive officer and any other director or executive officer of Maxim.

BOARD OF DIRECTORS

         The Board of Directors of Maxim currently consists of eight persons. Maxim's Certificate of Incorporation provides that the Board of Directors shall consist of not less than three nor more than 15 members, the precise number to be determined from time to time by the Board of Directors. Maxim's Board of Directors has four standing committees -- the Audit Committee, the Compensation Committee, the Stock Option Committee and the Directors' Nominating Committee.

         The Audit Committee presently consists of Richard A. Kaplan, Joseph
J. Jillson and J. Michael Nixon. The Audit Committee has been assigned the principal functions of: (i) recommending the independent auditors; (ii) reviewing and approving the annual report of the independent auditors; (iii) approving the annual financial statements; and (iv) reviewing and approving summary reports of the auditor's findings and recommendations.

         The Compensation Committee presently consists of Richard A. Kaplan,
J. Michael Nixon and Herb Wolk. The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management.

         The Stock Option Committee presently consists of Richard A. Kaplan and Herb Wolk. The Stock Option Committee has been assigned the functions of administering Maxim's 1993 Stock Option Plan and granting options thereunder.

         The Directors' Nominating Committee presently consists of Richard A. Kaplan, A.J. Nassar and Herb Wolk. The Directors' Nominating Committee has been assigned the functions of making recommendations to the full Board for the selection of director nominees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires Maxim's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of Maxim, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of Maxim held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish Maxim with copies of all forms they file under this regulation. To Maxim's knowledge, based solely on a review of the copies of such reports furnished to Maxim and representations that no other reports were required, during the fiscal year ended January 31, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except for Richard A. Kaplan, a director of Maxim, who failed to file on a timely basis one report relating to one transaction and A. J. Nassar, the President and Chief Executive Officer of Maxim, who failed to file on a timely basis one report relating to one transaction.

         Although it is not Maxim's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, Maxim has adopted a policy requiring all Section 16 reporting persons to report monthly to the Director of Financial Reporting of Maxim as to whether any transactions in Maxim's Common Stock occurred during the previous month.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table provides certain summary information for the fiscal years ended January 31, 1999, 1998 and 1997 concerning compensation paid or accrued by Maxim to or on behalf of Maxim's Chief Executive Officer and each of the other five most highly compensated executive officers of Maxim during the year ended January 31, 1999 (the "Named Executive Officers").


                                                      SUMMARY COMPENSATION TABLE



                                                                                                       LONG-TERM
                                                                ANNUAL COMPENSATION                   COMPENSATION
                                                      ---------------------------------------         ------------
                                                                                      OTHER             NUMBER OF
            NAME AND                                                                 ANNUAL              OPTIONS            OTHER
       PRINCIPAL POSITION             YEAR             SALARY        BONUS        COMPENSATION(1)         AWARDED       COMPENSATION
       ------------------            -----            ---------    ----------     ------------           ---------      ------------
A.J. Nassar.....................     1999              $600,000    $1,920,012        $27,591(2)          250,000          $    --
  President and Chief                1998               350,012       265,000         10,750(2)          275,000               --
  Executive Officer                  1997               229,479            --         10,670(2)          200,000               --
David E. Cicchinelli............     1999(3)            177,884       152,707             --             450,000               --
  Chief Operating Officer
Thomas P. Leahey................     1999               108,839        37,000          1,633              50,000               --
  Executive Vice President,          1998                96,147        30,000          1,436              25,000               --
  Finance                            1997                75,762         6,195          1,125                  --               --
Mack Hale.......................     1999(4)            140,768        10,000          1,962              25,000
  Executive Vice President,
  Merchandising
Gary F. Brugliera...............     1999(5)            119,231            --            --               75,000               --
  Executive Vice President and
  Chief Financial Officer
H. Stanley Padgett..............     1999(6)            297,180            --            --                   --            2,180
  Senior Executive                   1998               295,000            --            --               25,000           10,926
  Vice President                     1997(7)            170,200            --            --                   --               --

-------------------

(1) Except as otherwise indicated, represents Maxim's matching contribution under its 401(k) plan.

(2) Includes auto allowance and other perquisites, in addition to Maxim's matching contribution under its 401(k) plan.

(3) Mr. Cicchinelli joined Maxim in May 1998 and became its Chief Operating Officer in July 1998. Mr. Cicchinelli resigned effective April 12, 1999.

(4)  Mr. Hale became an executive officer of Maxim in April 1998.

(5) Mr. Brugliera joined Maxim in June 1998 and resigned effective September 21, 1999.

(6)  Mr. Padgett resigned effective January 29, 1999.

(7) Amounts indicated include compensation paid to Mr. Padgett by (i) Maxim and Image subsequent to the acquisition of Image by Maxim on August 30, 1996 and (ii) Image for the period from June 30, 1996 to August 30, 1996.

EMPLOYMENT AGREEMENTS

         A.J. NASSAR. On June 4, 1997, Maxim entered into an Employment Agreement with A.J. Nassar, pursuant to which Mr. Nassar serves as Chief Executive Officer of Maxim. The Employment Agreement, which was amended on January 1, 1998, is for a term of three years, expiring on June 4, 2000, and provides for an annual base salary of $600,000 plus an annual bonus of $200,000 for each fiscal year in which Maxim attains certain earnings targets established by the Board of Directors. The Employment Agreement will automatically renew unless it is earlier terminated or either Maxim or Mr. Nassar elects not to renew the Employment Agreement. The

Employment Agreement provides for certain severance payments to be paid to Mr. Nassar in the event of a change in control of Maxim. In the event of a change in control, Mr. Nassar will be entitled, during the term of his Employment Agreement, to terminate his employment with Maxim and, subject to certain adjustments, to receive a lump sum cash payment equal to two years' salary, as well as 12 months' provision of employee benefits and a pro rata portion of his annual bonus. In the event Mr. Nassar is terminated by Maxim without cause, he will receive during the balance of his term of employment (not to exceed 24 months), the annual base salary which would otherwise be payable to Mr. Nassar had he remained in the employ of Maxim. In addition, all unvested stock options will become immediately exercisable and Mr. Nassar will receive 12 months' provision of employee benefits and a pro rata portion of his annual bonus. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

         LEONARD H. THILL. On September 27, 1999, Maxim entered into an Employment Agreement with Leonard H. Thill, pursuant to which Mr. Thill serves as Chief Financial Officer of Maxim. The Employment Agreement is for a term of three years, expiring on September 27, 2002, and provides for an annual base salary of $225,000 plus an annual bonus of up to 50% of his base salary if Maxim attains certain operating and financial goals established by Maxim's executive management team and the Compensation Committee of its Board of Directors. The Employment Agreement will automatically renew unless it is earlier terminated or either Maxim or Mr. Thill elects not to renew the Employment Agreement. In the event Mr. Thill is terminated by Maxim without cause, he will receive, for a period of 12 months thereafter, the annual base salary which would otherwise be payable to Mr. Thill had he remained in the employ of Maxim. In addition, all unvested stock options will become immediately exercisable. The Employment Agreement contains non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of three years thereafter.

         H. STANLEY PADGETT. On August 30, 1996 and again on July 30, 1997,
H. Stanley Padgett entered into amendments to his employment agreement with Image. Under the amended agreement, Mr. Padgett served as a Senior Executive Vice President of Maxim and as the President and Chief Executive Officer of Image. Mr. Padgett's employment agreement was assigned to Aladdin Carpets on January 29, 1999, in connection with the sale of Image. At the same time, Mr. Padgett resigned all positions with Maxim and Image.

COMPENSATION OF DIRECTORS

         Directors of Maxim who are compensated as officers of Maxim serve without compensation for their services as directors. All directors of Maxim are reimbursed by Maxim for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors and of any committees of the Board of Directors. Certain of Maxim's outside directors have also been granted options to purchase shares of Maxim common stock. In addition, from time to time, certain of Maxim's outside directors assist in conducting workshops and orientation sessions for Maxim's franchisees, for which they customarily have been paid consulting fees of $10,000 annually.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons served as members of the Compensation Committee of the Board of Directors during the year ended January 31, 1999:
Richard A. Kaplan, J. Michael Nixon, M.B. Seretean and Herb Wolk. None of the members of the Compensation Committee has been an officer or employee of Maxim or any of its subsidiaries. Except as set forth herein under "Item 13. Certain Relationships and Related Transactions," there were no material transactions between Maxim and any of the members of the Compensation Committee during the fiscal year ended January 31, 1999.

STOCK OPTION PLAN

         Maxim offers a 1993 Stock Option Plan (the "1993 Plan") for employees who contribute significantly to the management or operation of the business of Maxim or its subsidiaries as determined by Maxim's Board of Directors or the committee administering the 1993 Plan. The 1993 Plan provides for the grant of options to purchase up to 5,000,000 shares of Common Stock at the discretion of the Board of Directors of Maxim or a committee designated by the Board of Directors to administer the 1993 Plan. The option exercise price must be at least

100% (110% in the case incentive stock options granted to a holder of 10% or more of the Common Stock) of the fair market value of the Common Stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the 1993 Plan. Stock options granted pursuant to the 1993 Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date an incentive stock option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of Maxim or any subsidiary of Maxim.

         The following table provides certain information concerning individual grants of stock options under the 1993 Plan made during the fiscal year ended January 31, 1999 to the Named Executive Officers:


                                                OPTION GRANTS IN LAST FISCAL YEAR
                                                        INDIVIDUAL GRANTS
                                 -----------------------------------------------------------------        POTENTIAL REALIZABLE
                                                    % OF TOTAL                                            VALUE AT ASSUMED
                                                      OPTIONS                                            ANNUAL RATES OF STOCK
                                                    GRANTED TO         EXERCISE OR                        PRICE APPRECIATION FOR
                                  OPTIONS          EMPLOYEES IN        BASE PRICE                           OPTION TERM (1)
                                  GRANTED             FISCAL             ($ PER        EXPIRATION        ------------------------
             NAME                   (#)                YEAR              SHARE)           DATE                5%            10%
             ----                 -------          ------------        ----------      ----------        ----------     ---------
A.J. Nassar...................    250,000(2)            20.1             $14.25          10/14/06        $1,700,925     $4,074,025
David E. Cicchinelli..........    250,000(3)            20.1              15.13            6/6/08         2,378,793      6,028,325
                                  200,000(2)            16.7              14.25          10/14/06         1,360,740      3,259,220
Thomas P. Leahey..............     50,000(2)             4.2              14.25          10/14/06           340,185        814,805
Mack Hale.....................     25,000(4)             2.1              14.25          10/14/06           170,093        407,403
Gary F. Brugliera.............     50,000(5)             4.2              15.75           6/22/08           495,254      1,255,072
                                   25,000(4)             2.1              14.25          10/14/06           170,093        407,403
H. Stanley Padgett............        --                  --                 --                --                --             --

------------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's common stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Maxim's common stock.

(2) Options vest on July 31, 2006; provided, however, that options vest on April 30, 2000 if the closing price of Maxim's common stock is greater than $25.00 per share for any period of ten consecutive trading days prior to April 30, 2000.

(3) Options vest in increments of 20% per year beginning on June 16, 1999 and on each June 16 thereafter until fully vested. These options terminated upon the resignation of Mr. Cicchinelli in April 1999.

(4) Options vest on July 31, 2006; provided, however, that options vest in increments of 25% per year beginning on April 30, 2000 and on each April 30 thereafter until fully vested if the closing price of Maxim's common stock is greater than $25.00 per share for any period of ten consecutive trading days prior to April 30, 2000.

(5) Options vest in increments of 20% per year beginning on June 22, 1999 and on each June 22 thereafter until fully vested.

       The following table provides certain information concerning options exercised during fiscal 1999 and the value of unexercised options held by the Named Executive Officers as of January 31, 1999.



                                                                           NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED
                                                                                OPTIONS AT            IN-THE-MONEY OPTIONS
                                                                              FISCAL YEAR END         AT FISCAL YEAR-END (1)
                                                                         -----------------------      ----------------------
                                   ACQUIRED ON           VALUE            EXER-          UNEXER-       EXER-          UNEXER-
NAME                              EXERCISE (#)       REALIZED ($)        CISABLE         CISABLE      CISABLE         CISABLE
----                              ------------       ------------        -------         -------      -------         -------
A.J. Nassar...................         --              $  --             715,480         259,520     $7,907,311      $2,199,184
David E. Cicchinelli..........         --                 --              15,000         450,000        129,375       3,548,750
Thomas P. Leahey..............       12,500             210,156           46,500          71,000        777,188         688,875
Mack Hale.....................       10,000             172,500           36,380          35,517        601,034         290,629
Gary F. Brugliera.............         --                  --               --            75,000             --         553,125
H. Stanley Padgett............         --                  --            171,320            --        3,438,435              --

---------------------------

(1) Dollar values were calculated by determining the difference between the closing price of $22.625 per share of common stock on January 29, 1999, and the exercise price of the options.

EMPLOYEE RETIREMENT SAVINGS PLAN

         Maxim has established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried employees who are at least 21 years old and who have completed one year of service with Maxim. Under the 401(k) Plan, eligible employees may contribute up to 20% of their gross salary to the 401(k) Plan or $10,000, whichever is less. Each participating employee is fully vested in contributions made by such employee. Maxim presently matches 25% of the amount contributed by an employee up to 6% of the employee's salary, but Maxim's policy regarding matching contributions may be changed annually in the discretion of the Board of Directors. All amounts contributed under the 401(k) Plan are invested in one or more investment accounts administered by an independent plan administrator.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock as of October 1, 1999, with respect to (i) each person known by Maxim to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of Maxim's directors, (iii) each of the Named Executive Officers (as defined herein), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



    NAME OF                                                NUMBER OF SHARES                     PERCENTAGE OF
BENEFICIAL OWNER                                           BENEFICIALLY OWNED(1)                     TOTAL
----------------                                           ---------------------                --------------
Joseph J. Jillson.........................................          130,000(2)                         *
Richard A. Kaplan.........................................          110,956                            *
Thomas P. Leahey..........................................           52,500(3)                         *
Ronald H. McSwain.........................................           76,900(4)                         *
A.J. Nassar...............................................          949,628(5)                        4.8
J. Michael Nixon..........................................          140,000                            *
Larry T. Solari...........................................           40,000(2)                         *
Herb Wolk.................................................          200,000                           1.0
Mack Hale.................................................           39,758(3)                         *
Gary F. Brugliera ........................................           10,500(6)                         *
David E. Cicchinelli......................................           15,000(3)                         *
H. Stanley Padgett........................................          138,179(7)                         *
FMR Corp..................................................        1,324,600(8)                        7.0
Julian D. Saul............................................        1,826,984(9)                        9.6
Linda Saul Schejola.......................................        1,260,000(10)                       6.6
All directors and executive
  officers as a group (17 persons)........................        1,882,522(11)                       9.4

--------------------

     *Less than one percent of outstanding shares.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 19,038,347 shares outstanding as of October 1, 1999, except for certain parties who hold options to purchase shares which are exercisable within the next 60 days. The percentages for those parties who hold presently exercisable options are based upon the sum of 19,038,347 shares plus the number of shares subject to options held by them which are exercisable within the next 60 days, as indicated in the following notes.

(2) Includes 20,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(3) Represents shares of Common Stock subject to stock options exercisable within the next 60 days.

(4) Includes 6,000 shares of Common Stock owned by a foundation with respect to which Mr. McSwain serves as trustee.

(5) Includes 725,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(6) Includes 10,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(7) Includes 125,002 shares of Common Stock subject to stock options exercisable within the next 60 days.

(8) According to an amended Schedule 13G dated June 9, 1999 filed with the Commission by FMR Corp. ("FMR"),

     Edward C. Johnson III and Abigail P. Johnson. Mr. Johnson is the Chairman of FMR and the owner of 12% of the aggregate outstanding voting stock of FMR and Ms. Johnson is a director of FMR and the owner of 24.5% of the aggregate outstanding voting stock of FMR and each may be deemed to be members of a controlling group with respect to FMR. The Schedule 13G states that (i) Fidelity Management & Research Company, a registered investment adviser and a wholly-owned subsidiary of FMR ("Fidelity"), is the beneficial owner of 1,253,700 shares of Common Stock as a result of acting as investment advisor to various registered investment companies (the "Funds"), (ii) Mr. Johnson, FMR (through its control of Fidelity) and the Funds each has sole power to dispose of the 1,253,700 shares owned by the Funds, and (iii) the power to vote all of the 1,253,700 shares resides with the Board of Trustees of the Funds. The Schedule 13G further states that (i) Fidelity Management Trust Company ("Fidelity Management"), a wholly-owned subsidiary of FMR and a bank as defined in
     Section 3(a)(6) of the Exchange Act, is the beneficial owner of 70,900 shares of Common Stock as a result of it serving as investment manager of the institutional account(s) and (ii) each of Mr. Johnson and FMR (through its control of Fidelity Management) has sole voting and dispositive power over 70,900 shares of Common Stock owned by such institutional account(s). Maxim makes no representation as to the accuracy or completeness of the information reported. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(9) According to a Schedule 13G dated October 12, 1998 filed with the Commission by Mr. Saul, his beneficial ownership (i) includes 18,947 shares owned individually by Mr. Saul and 1,808,037 shares owned by a trust of which Mr. Saul is the sole trustee, (ii) excludes 63,016 shares owned by Mr. Saul's spouse, with respect to which he disclaims beneficial ownership. Maxim makes no representation as to the accuracy or completeness of the information reported. Mr. Saul's address is 702 Mt. Sinai Road, Dalton, Georgia 30720.

(10) According to a Schedule 13G dated October 12, 1998 filed with the Commission by Ms. Schejola, her beneficial ownership includes 12,631 shares owned individually by Ms. Schejola and 1,247,369 shares owned by a trust of which Ms. Schejola is the sole trustee. Maxim makes no representation as to the accuracy or completeness of the information reported. Ms. Schejola's address is Via Bottazzi, 2, 15057 Tortona (AI), Italy.

(11) Includes an aggregate of 929,038 shares of Common Stock subject to stock and call options exercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          As of October 1, 1999, a total of $935,000 was owed to Maxim by A.J. Nassar, Maxim's President and Chief Executive Officer. During fiscal 1999, loans totaling $850,326 were made to Mr. Nassar by Maxim. These loans accrued interest at an annual rate of 9 1/4% and were repaid by Mr. Nassar during fiscal 1999. The largest aggregate amount of indebtedness outstanding from Mr. Nassar to Maxim since the beginning of fiscal 1999 was $1.5 million. All amounts currently owed by Mr. Nassar bear interest at an annual rate of 8%. Mr. Nassar has agreed to repay all outstanding obligations to Maxim in annual installments of $200,000 per year (plus accrued interest) on each March 1 until maturity. In connection therewith, the Board of Directors of Maxim has approved the payment to Mr. Nassar of an annual bonus in an amount sufficient to allow Mr. Nassar to pay the annual installments on this loan. All borrowings were made by Mr. Nassar to fund certain of his personal expenses. No additional loans will be made by Maxim to Mr. Nassar.

          In January 1998, Maxim loaned $100,000 to Herb Biggers, who at the time was serving as Maxim's Chief Operating Officer. This loan accrued interest at an annual rate of 8.5%, payable monthly, with principal due on demand. This loan was made to Mr. Biggers to fund certain of his personal expenses. The maximum aggregate amount of indebtedness outstanding from Mr. Biggers to Maxim since the beginning of fiscal 1999 was $102,000. Upon the termination of Mr. Biggers' employment in June 1998, Maxim repurchased certain stock options, previously granted to Mr. Biggers for $453,000, which represents the aggregate spread between the fair market value of Maxim's common stock on that date and the exercise price of these stock options. In July 1998, Mr. Biggers used a portion of the proceeds from this transaction to repay his debt to Maxim.

          In May 1998, Maxim loaned $100,000 to Sandra Fowler, the Executive Vice President - Administration of Maxim. This loan accrued interest at an annual rate of 8.5%, payable monthly, with principal due on demand. This loan was made to Ms. Fowler to fund certain of her personal expenses. This loan was repaid by Ms. Fowler in December 1998.

          In September 1998, Maxim loaned $100,000 to David E. Cicchinelli, who at the time was serving as Maxim's Chief Operating Officer and a director. This loan bears interest at an annual rate of 8.5%, payable monthly, with principal due on demand. The loan was made to Mr. Cicchinelli to fund certain of his personal expenses. As of October 1, 1999, $109,000, including accrued interest, remained outstanding on this loan.

          Herb Wolk and Ronald H. McSwain, directors of Maxim, each own a floor covering retailer which is a franchisee of Maxim. During fiscal 1999, Mr. Wolk's floor covering company paid less than $1,000 to Maxim for miscellaneous items and received $128,000 in rebates and other consideration from Maxim. During fiscal 1999, Mr. McSwain's floor covering company paid $11,000 to Maxim for various services and received $567,000 in rebates and other consideration from Maxim.

          Julian D. Saul, who owns 9.6% of the outstanding shares of Maxim common stock, serves as President and a director of Shaw Industries, Inc., one of Maxim's suppliers of floor covering products. During fiscal 1999, Maxim purchased approximately $84 million of floor covering products from Shaw and received approximately $12 million of rebates and other vendor support payments from Shaw. In addition, in connection with the acquisition of the retail store assets of Shaw in August 1998, Maxim issued to Shaw a promissory note in the principal amount of $18 million. This note is due November 1999 and bears interest at a rate equal to the rate paid by Maxim on its senior credit facility. Approximately $12 million remained outstanding on this note as of October 1, 1999.

          The ability of Maxim to enter into future transactions with affiliates is limited by the terms of its Senior Notes and Senior Credit Facility.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         1. FINANCIAL STATEMENTS. The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Form 10-K:

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets - January 31, 1999 and 1998 Consolidated Statements of Operations - Years ended January
                      31, 1999, 1998 and 1997
                  Consolidated Statements of Stockholders' Equity -
                      Years ended January 31, 1999, 1998 and 1997
                  Consolidated Statements of Cash Flows - Years
                      ended January 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES.

         The following financial statement schedule of The Maxim Group, Inc. for the years ended January 31, 1999, 1998 and 1997 is included pursuant to
Item 8 in Part II of this Form 10-K:

         Report of Independent Public Accountants on Schedule . . . . . . .. S-1

         Schedule II       Valuation and Qualifying Accounts . . . . . . . . S-2

         Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.       EXHIBITS.

         The following exhibits are filed with or incorporated by reference into this Form 10-K. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form SB-2 for the Registrant, Registration No. 33-66926 (referred to as "SB-2"), (ii) Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (referred to as "SB-2 Amendment No. 2)", (iii) the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1995 (referred to as "1995 10-K"), (iv) the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (referred to as "1995 10-Q"), (v) a Registration Statement on Form S-3 for the Registrant, Registration No. 333-20105 (referred to as "S-3"), (vi) the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (referred to as "4-30-97 10-Q"), (vii) a Registration Statement on Form S-4 for the Registrant, Registration No. 333-39819 (referred to as "S-4"), (viii) a Registration Statement on Form S-4 for the Registrant, Registration No. 333-8713 (referred to as "1996 S-4"), (ix) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-47299 (referred to as "S-8"), (x) the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997 (referred to as "1997 10-K"), (xi) the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (referred to as "1998 10-K"), (xii) the Registrant's Current Report on Form 8-K dated June 23, 1998 (referred to as "6/23/98 8-K"), (xiii) the Registrant's Current Report on Form 8-K dated August 9, 1998 (referred to as "8/9/98 8-K"), and (xiv) the Registrant's Current Report on Form 8-K dated January 29, 1999 (referred to as "1/29/99 8-K"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

*3.1      -       Certificate of Incorporation of the Company (SB-2)

*3.1.1    -       Certificate of Amendment dated August 29, 1996 (1997 10-K)

3.1.2     -       Certificate of Amendment dated December 17, 1998

*3.2      -       By-Laws of the Company (SB-2)

*3.2.1    -       Amendment No. 1 to By-Laws effective August 29, 1996 (1997
                  10-K)


*4.1      -       Specimen Certificate of Common Stock (SB-2 Amendment
                  No. 2)

*4.2      -       Indenture dated as of October 16, 1997 between The Maxim
                  Group, Inc. and its subsidiaries as Guarantors and State
                  Street Bank and Trust Company, as Trustee (S-4)

*4.5      -       Form of The Maxim Group, Inc. 9 1/4% Senior Subordinated Notes
                  due 2007, Series B (contained in the Indenture filed as
                  Exhibit 4.2)

*10.1     -       1993 Incentive Stock Option Plan (SB-2)

*10.1.1   -       Amendment No. 1 to 1993 Incentive Stock Option Plan (1995
                  10-K)

*10.1.2   -       Amendment No. 2 to 1993 Stock Option Plan (1996 S-4)

*10.1.3   -       Amendment No. 3 to 1993 Stock Option Plan (S-8)

10.1.4    -       Amendment No. 4 to 1993 Stock Option Plan

10.1.5    -       Amendment No. 5 to 1993 Stock Option Plan

10.3      -       Form of CarpetMAX Franchise Membership Agreement

*10.10    -       Employment Agreement dated July 30, 1993 by and between Image
                  Industries, Inc. and H. Stanley Padgett (S-3, Exhibit 10.4)

*10.11    -       Extension of Employment Agreement dated July 30, 1996 by and between Image Industries, Inc. and H. Stanley Padgett (S-3,
                  Exhibit 10.5)

*10.12    -       Amended Employment Agreement dated August 30, 1996 by and
                  between the Registrant, Image Industries, Inc. and H. Stanley
                  Padgett (S-3, Exhibit 10.6)

*10.12.1  -       Second Amendment to Employment Agreement dated July 31, 1997 by and among Image Industries, Inc., H. Stanley Padgett and
                  The Maxim Group, Inc. (1998 10-K)

*10.13    -       Employment Agreement dated June 4, 1997 between the Company and A.J. Nassar (4-30-97 10-Q)

*10.13.1  -       Amendment No. 1 dated September 25, 1997 to Employment
                  Agreement dated June 4, 1997 by and between A.J. Nassar and
                  The Maxim Group, Inc. (S-4)


*10.13.2  -       Amendment No. 2 dated January 1, 1998 to Employment Agreement dated June 4, 1997, as amended, by and between A.J. Nassar and
                  The Maxim Group, Inc. (1998 10-K)

10.23     -       Amended and Restated Credit Agreement among the Company, as
                  Borrower, the Domestic Subsidiaries of the Company, as
                  Guarantors, the Lenders identified therein, and NationsBank,
                  N.A., as Administrative Agent, dated as of May 18, 1999, in the aggregate principal amount of $75.0 million.


 10.23.1  -       First Amendment to Credit Agreement and Forbearance, dated
                  July 23, 1999, among the Company, as Borrower, the Domestic
                  Subsidiaries of the Company, as Guarantors, Bank of
                  America, N.A. (formerly NationsBank, N.A.), as
                  Administrative Agent, and the Lenders party thereto.

 10.23.2  -       Second Amendment to Credit Agreement, Forbearance and
                  Waiver, dated September 7, 1999, among the Company, as
                  Borrower, the Domestic Subsidiaries of the Company, as
                  Guarantors, Bank of America, N.A. (formerly NationsBank,
                  N.A.), as Administrative Agent, and the Lenders party
                  thereto.

 10.23.3  -       Third Amendment to Credit Agreement and Forbearance, dated
                  October 11, 1999, among the Company, as Borrower, the
                  Domestic Subsidiaries of the Company, as Guarantors, Bank
                  of America, N.A. (formerly NationsBank, N.A.), as
                  Administrative Agent, and the Lenders party thereto.

*10.24    -       Agreement and Plan of Merger, dated as of June 23, 1998,
                  between The Maxim Group, Inc., CMAX Acquisition, Inc., Shaw
                  Industries, Inc. and Shaw Carpet Showplace, Inc. (6/23/98 8-K,
                  exhibit 2.1)

*10.24.1  -       Amendment, dated August 9, 1998, to Agreement and Plan of
                  Merger, dated as of June 23, 1998, between The Maxim Group,
                  Inc., CMAX Acquisition, Inc., Shaw Industries, Inc. and Shaw
                  Carpet Showplace, Inc. (8/9/98 8-K, exhibit 2.1.1)

*10.25    -       Asset Purchase Agreement, dated as of November 12, 1998, as amended and restated on January 29, 1999, by and among The
                  Maxim Group, Inc., Image Industries, Inc. and Aladdin
                  Manufacturing Corporation (1/29/99 8-K, exhibit 2.1)

10.26     -       Employment Agreement, dated September 27, 1999, by and
                  between the Company and Leonard H. Thill.

21.1      -       Subsidiaries of the Registrant

23.1      -       Consent of Arthur Andersen LLP

27.1      -       Financial Data Schedule


REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended January 31, 1999: (i) Current Report on Form 8-K dated November 12, 1998 (reporting execution of definitive agreement to sell Image Industries, Inc.), and (ii) Current Report on Form 8-K dated January 29, 1999 (reporting sale of Image Industries, Inc.).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Maxim Group, Inc.:


We have audited the accompanying consolidated balance sheets of THE MAXIM GROUP, INC. (a Delaware corporation) and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Maxim Group, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not in compliance with a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 (the
"Senior Notes") and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. The Company's available borrowings under its Senior Credit Facility plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




/s/ ARTHUR ANDERSEN LLP




Atlanta, Georgia
October 11, 1999

                              THE MAXIM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           JANUARY 31,
                                                                                      ----------------------
(In thousands, except share data)                                                       1999         1998
                                                                                      ---------    ---------
ASSETS
Cash and cash equivalents, including restricted cash of $22,786 at 1998               $  89,901    $  28,880
Current portion of franchise license fees receivable, net of allowance of $565 and
    $528 in 1999 and 1998, respectively                                                   2,013        3,107
Receivables, net of allowance for doubtful accounts of $5,049 and $2,178 in 1999
    and 1998, respectively                                                               56,012       59,190
Inventories                                                                              58,744       54,693
Refundable income taxes                                                                    --          2,558
Deferred income taxes                                                                     7,361        5,714
Prepaid expenses                                                                          6,316        3,406
                                                                                      ---------    ---------
    Total current assets                                                                220,347      157,548
Property, plant and equipment, net                                                       71,766      137,207
Franchise license fees receivable, less current portion, net of allowance of $570
    and $210 in 1999 and 1998, respectively                                               2,337        2,718
Notes receivable from franchisees, less current portion, net of allowance of
    $1,200 in 1999                                                                        8,228        3,506
Deferred income taxes                                                                     1,065           --
Intangible assets, net of accumulated amortization of $2,666 and $1,626 in 1999 and
    1998, respectively                                                                   71,341       13,640
Other assets                                                                             13,684        6,875
                                                                                      ---------    ---------
Total assets                                                                          $ 388,768    $ 321,494
                                                                                      ---------    ---------
                                                                                      ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                                     $  16,952    $     384
Senior subordinated notes                                                                99,387         --
Current portion of capital lease obligations                                              6,635          501
Accounts payable                                                                         26,706       23,376
Rebates payable to franchisees                                                              749        3,975
Deposits                                                                                 14,769        2,897
Deferred revenue                                                                          2,254        1,750
Income taxes payable                                                                      2,633           --
Other accrued liabilities                                                                55,827       14,333
                                                                                      ---------    ---------
    Total current liabilities                                                           225,912       47,216
                                                                                      ---------    ---------
Long-term debt, less current portion                                                          4      129,349
                                                                                      ---------    ---------
Capital lease obligations, less current portion                                           1,469        1,429
                                                                                      ---------    ---------
Deferred income taxes                                                                        --        9,725
                                                                                      ---------    ---------
Other long-term liabilities                                                                 516           --
                                                                                      ---------    ---------
Commitments and Contingencies (Note 16)

Stockholders' equity:
  Preferred stock - $.001 par value; 1,000,000 shares authorized; no shares issued         --           --
  Common stock - $.001 par value; 75,000,000 shares authorized; shares issued:
    21,315,664 in 1999 and 17,352,521 in 1998                                                21           17
  Additional paid-in capital                                                            185,828      119,264
  Retained earnings                                                                       9,836       29,388
  Treasury stock - shares at cost: 2,365,900 in 1999 and 1,221,000 in 1998              (34,818)     (14,894)
                                                                                      ---------    ---------
    Total stockholders' equity                                                          160,867      133,775
                                                                                      ---------    ---------
Total liabilities and stockholders' equity                                            $ 388,768    $ 321,494
                                                                                      ---------    ---------
                                                                                      ---------    ---------

       The accompanying notes are an integral part of these consolidated financial statements.

                              THE MAXIM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          FISCAL YEAR ENDED JANUARY 31,
                                                                       -----------------------------------
(In thousands, except per share data)                                    1999         1998         1997
                                                                       ---------    ---------    ---------
Revenues:
  Sales of floor covering products                                     $ 608,916    $ 303,560    $ 250,968
  Fees from franchise services                                            24,960       29,860       26,336
  Fiber and PET sales                                                     26,716       26,059       28,853
  Other                                                                    3,834        5,648        3,564
                                                                       ---------    ---------    ---------
    Total revenues                                                       664,426      365,127      309,721

Cost of sales                                                            457,339      249,381      222,290
                                                                       ---------    ---------    ---------
  Gross profit                                                           207,087      115,746       87,431
Selling, general and administrative expenses                             220,748       83,955       72,366
Nonrecurring charges                                                      23,713         --           --
Merger-related costs                                                        --           --          4,900
                                                                       ---------    ---------    ---------
  Operating (loss) income                                                (37,374)      31,791       10,165
Other income (expense):
  Interest income                                                          1,754        1,233          613
  Interest expense                                                       (15,097)      (6,948)      (7,006)
  Gain on sale of Image                                                   24,863         --           --
  Other, net                                                               1,023         394          302
                                                                       ---------    ---------    ---------
(Loss) income before income taxes and extraordinary charge               (24,831)      26,470        4,074
Benefit (provision) for income taxes                                       5,656      (10,314)      (1,929)
                                                                       ---------    ---------    ---------
(Loss) income before extraordinary charge                                (19,175)      16,156        2,145
Extraordinary charge on early retirement of debt, net of tax benefit        (377)        (785)          --
                                                                       ---------    ---------    ---------
Net (loss) income                                                      $ (19,552)   $  15,371    $   2,145
                                                                       ---------    ---------    ---------
                                                                       ---------    ---------    ---------

Basic (loss) earnings per share before extraordinary charge            $   (1.08)   $    1.00    $    0.16
Extraordinary charge per share                                             (0.02)       (0.05)        --
                                                                       ---------    ---------    ---------
Basic (loss) earnings per share                                        $   (1.10)   $    0.95    $    0.16
                                                                       ---------    ---------    ---------
                                                                       ---------    ---------    ---------

Diluted (loss) earnings per share before extraordinary charge          $   (1.08)   $    0.96    $    0.15
Extraordinary charge per share                                             (0.02)       (0.04)        --
                                                                       ---------    ---------    ---------
Diluted (loss) earnings per share                                      $   (1.10)   $    0.92    $    0.15
                                                                       ---------    ---------    ---------
                                                                       ---------    ---------    ---------




        The accompanying notes are an integral part of these consolidated financial statements.

                              THE MAXIM GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY







                                                     Common Stock            Additional
                                               --------------------------     Paid-In      Retained       Treasury
(In thousands, except share data)                Shares         Amount        Capital       Earnings        Stock        Total
                                               -----------    -----------   -----------    -----------   -----------  -----------
Balance, January 31, 1996                       12,397,280    $        12   $    60,392    $    11,746   $      --    $    72,150

Purchase and retirement of treasury stock          (28,000)          --            (336)          --            --           (336)
Issuance of common stock                            93,333           --           1,278           --            --          1,278
Common stock issued upon exercise of
    stock options                                   95,576           --             719           --            --            719
Pooling of Bailey & Roberts Flooring, Inc.         242,288              1            71            126          --            198
Net income                                            --             --            --            2,145          --          2,145
                                               -----------    -----------   -----------    -----------   -----------  -----------
Balance, January 31, 1997                       12,800,477             13        62,124         14,017          --         76,154

Purchase of 1,221,000 shares of treasury stock        --             --            --             --         (14,894)     (14,894)
Issuance of common stock                         3,372,365              3        50,240           --            --         50,243
Common stock issued upon exercise of
    stock options                                1,179,679              1         6,900           --            --          6,901
Net income                                            --             --            --           15,371          --         15,371
                                               -----------    -----------   -----------    -----------   -----------  -----------
Balance, January 31, 1998                       17,352,521             17       119,264         29,388       (14,894)     133,775

Purchase of 1,144,900 shares of treasury stock        --             --            --             --         (19,924)     (19,924)
Issuance of common stock                         3,474,698              4        61,395           --            --         61,399
Common stock issued upon exercise of
   stock options                                   488,445           --           5,169           --            --          5,169
Net loss                                              --             --            --          (19,552)         --        (19,552)
                                               -----------    -----------   -----------    -----------   -----------  -----------
BALANCE, JANUARY 31, 1999                       21,315,664    $        21   $   185,828    $     9,836   $   (34,818) $   160,867
                                               -----------    -----------   -----------    -----------   -----------  -----------
                                               -----------    -----------   -----------    -----------   -----------  -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                                               THE MAXIM GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      FISCAL YEAR ENDED JANUARY 31,
                                                                                  -----------------------------------
(In thousands)                                                                      1999         1998          1997
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                              $ (19,552)   $  15,371    $   2,145
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
         Nonrecurring charges                                                         7,540         --           --
         Depreciation and amortization                                               19,209       11,950       10,518
         Deferred income taxes                                                      (12,437)       3,353          335
         Gain on sale of Image                                                      (24,863)        --           --
         (Gain) loss on sale of assets                                                 (809)         469          367
         Changes in operating assets and liabilities, net of effects of acquisitions and disposition:
            Receivables                                                              (3,420)     (18,651)     (10,254)
            Inventories                                                             (10,843)     (12,410)       7,544
            Refundable income taxes                                                   2,558       (1,247)         866
            Prepaid expenses and other assets                                        (4,534)      (5,575)      (1,865)
            Accounts payable and other liabilities                                   40,480        3,518        8,164
                                                                                  ---------    ---------    ---------
Net cash (used in) provided by operating activities                                  (6,671)      (3,222)      17,820
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets, net of cash sold and selling expenses              172,097           52           47
   Capital expenditures                                                             (62,564)     (47,673)     (17,444)
   Acquisitions, net of cash acquired                                               (26,267)      (1,339)      (1,284)
                                                                                  ---------    ---------    ---------
Net cash provided by (used in) investing activities                                  83,266      (48,960)     (18,681)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                         --         47,243          606
   Proceeds from exercise of stock options                                            5,169        6,901          719
   Purchase of treasury stock                                                       (19,924)     (14,894)        (336)
   Long-term debt proceeds                                                           93,900      162,580       89,806
   Long-term debt repayments                                                        (94,098)    (126,478)     (87,241)
   Principal payments on capital lease obligations                                     (621)        (729)        (461)
                                                                                  ---------    ---------    ---------
Net cash (used in) provided by financing activities                                 (15,574)      74,623        3,093
                                                                                  ---------    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            61,021       22,441        2,232

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         28,880        6,439        4,207
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $  89,901    $  28,880    $   6,439
                                                                                  ---------    ---------    ---------
                                                                                  ---------    ---------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest                                                                       $  14,009    $   4,956    $   7,123
   Income taxes                                                                         693        6,672          293

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued in connection with acquisitions                            $  61,399    $   3,000    $     672
   Note payable issued in connection with acquisition                                11,496         --           --
   Assets acquired pursuant to capital lease obligations                              5,983         --           --
   Assets acquired pursuant to debt obligations                                       4,877


        The accompanying notes are an integral part of these consolidated financial statements.

                              THE MAXIM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES.


     DESCRIPTION OF BUSINESS

     The Maxim Group, Inc. and subsidiaries (the "Company" or "Maxim") are engaged in retail and commercial sales of floor covering products throughout North America through a network of Company-owned retail stores and a network of franchisees. The Company is also engaged in the sale of franchises for the retail floor covering industry and other related products and services to its franchises. Substantially all of the assets of Image Industries, Inc. ("Image"), a wholly owned manufacturing subsidiary of Maxim, were sold on January 29, 1999 (See Note 3). Image is engaged in the manufacturing of residential carpet and plastics recycling.

     RISK FACTORS

     The Company relies on several large floor covering manufacturers for the supply of its floor covering products. While the Company believes there are a number of alternative manufacturers capable of supplying and distributing its products, delays in obtaining alternative sources, if necessary, could have a significant adverse effect on the Company's results of operations.

     The Company also has certain other risk factors, which include, but are not limited to, risks associated with integration of acquisitions and new computer systems, litigation, competition, possible economic downturns and changes in laws and regulations.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The Maxim Group, Inc. and all wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements give retroactive effect to the merger of the Company and Image on August 30, 1996, which was accounted for as a pooling-of-interests, as described in Note 3.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company is not in compliance with a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 (the "Senior Notes") and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. The Company's available borrowings under its Senior Credit Facility, as amended May 18, 1999, plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash balances include short-term interest-bearing deposits with original maturities of three months or less. Short-term investments are stated at cost, which approximates fair value.

     Restricted cash of $22,786,000 at January 31, 1998 consists of proceeds received from the sale of revenue bonds to finance the expansion of fiber extrusion capabilities at an Image manufacturing plant.

     ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

     Revenue from retail and commercial sales is recognized upon completion of the floor covering installation or at the time of delivery for floor coverings not installed by the Company or its authorized installers. Sales from the manufacturing operations are recognized at the time products are shipped.

     The Company recognizes franchise license fees as income on the date the related franchise agreement is signed; at which time, the Company has performed substantially all of its obligations under the franchise agreement.

     The Company finances a portion of its franchise sales over terms of four to fifteen years, generally at a 10 percent interest rate. An allowance for doubtful accounts is provided based on the Company's collection experience and periodic reviews of the accounts.

     The Company recognizes vendor merchandising support as either revenue or a reduction of product costs over the periods in which the agreements' criteria are met.

     FEES FROM FRANCHISE SERVICES

     The Company negotiates volume rebates with various floor covering manufacturers on behalf of its franchisees. In exchange for this service, the Company earns a portion of the rebates as the shipments are made to its franchisees. The Company receives these rebates from the manufacturers throughout the year. The franchisees who meet certain criteria typically receive their portion of the rebates semiannually. Accordingly, the Company has recorded revenue or a reduction of cost of sales, receivables from manufacturers, and rebates payable to franchisees related to these rebates. During 1999, certain franchisees did not meet the criteria to receive their portion of the rebate payable. Accordingly, the Company reduced rebates payable by approximately $3.8 million as of January 31, 1999.

     The Company develops and offers its franchisees marketing and promotional programs, including television, radio and print advertising, and direct mail campaigns and sales literature. Advertising production fees, excluding direct mail, are considered earned once the advertisement is produced, and the related media commission fees, if applicable, are considered earned once the commercial is aired. Direct mail commissions are earned on the date of the franchisee's promotion or sale.

     ADVERTISING AND PROMOTION

     All costs associated with advertising and promoting products are expensed as incurred.

     INVENTORIES

     Inventories for retail operations, consisting of goods held for resale, are recorded at the lower of cost or market. Cost is determined on a specific identification basis for retail sales, which approximates the first-in, first-out method.

     Inventories for manufacturing operations are valued at the lower of cost (first-in, first-out) or market. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and net realizable value for finished goods.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment are stated at cost, which includes interest on funds borrowed to finance construction. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized, is reflected in the consolidated statements of operations.

     The Company's buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods used for tax purposes. Improvements to leased property are amortized using the straight-line method over the life of the lease, or the useful life of the improvement, whichever is shorter.

     The Company's property, plant and equipment are depreciated using the following estimated useful lives:

             Buildings                                       10 to 40 years
             Leasehold improvements                          3 to 20 years
             Machinery and equipment                         3 to 10 years
             Furniture and fixtures                          5 to 7 years
             Transportation equipment                        5 years


     INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill. Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of $1,935,000, $652,000, and $564,000 was charged to expense in 1999, 1998, and 1997, respectively.

     REALIZATION OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of its long-lived assets, including goodwill, in relation to their operating performance and future undiscounted cash flows of the underlying businesses. The Company adjusts the carrying amount of the assets or goodwill if the unamortized balance exceeds the estimate of future cash flows. See Note 10 for discussion of charges recorded based on management's assessment of the realization of certain intangible and fixed assets.

     DEFERRED LOAN COSTS

     Deferred loan costs, which are included in other assets, represent fees and expenses incurred to obtain long-term debt. The costs are amortized to expense over the life of the related financing agreement.

     SELF-INSURANCE

     The Company is self-insured for health care and workers' compensation up to predetermined amounts above which third-party insurance applies. Losses are accrued based on the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions used in the insurance industry and based on Company experience.

     EARNINGS PER SHARE

     Basic earnings (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed based on the weighted average number of common shares outstanding, adjusted for potentially dilutive issuances of common stock pursuant to the exercise of outstanding stock options.

     Income (loss) available to common stockholders, the numerator in the basic and diluted earnings per share computations, was $(19,552,000), $15,371,000 and $2,145,000 for the years ended January 31, 1999, 1998 and
     1997, respectively. The following table reconciles the denominator for the basic and diluted earnings (loss) per share computations.

--------------------------------------------------------------------------------

                                                    FISCAL YEAR ENDED JANUARY 31,
                                                    -----------------------------
     (In thousands)                                    1999     1998     1997
                                                      ------   ------   ------
     Weighted average common shares outstanding       17,833   16,158   13,468
     Plus shares issued upon assumed conversion of
         outstanding stock options                      --        608      469
                                                      ------   ------   ------
     Weighted average common shares outstanding
         and potentially dilutive common shares
         in diluted earnings (loss) per common share  17,833   16,766   13,937
                                                      ------   ------   ------
                                                      ------   ------   ------

--------------------------------------------------------------------------------

     The fiscal year 1999 weighted average common shares outstanding and potentially dilutive common shares outstanding do not reflect the assumed conversion of outstanding stock options due to the antidilutive effect of the assumed conversions for the period.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of their short-term maturity. The carrying amounts of the Company's credit facility and Summerville loan approximate their fair values, because interest rates on the debt are periodically adjusted and approximate current market rates. The estimated fair value for the Company's senior subordinated notes was based on quoted market prices or current rates for similar instruments with the same maturities. The estimated fair value of the Company's senior subordinated notes at January 31, 1999 and 1998 was approximately

     $99,850,000 and $101,250,000, compared with a carrying value of $99,387,000 and $99,316,000, respectively.

     The Company does not use derivatives for trading purposes. As of January 31, 1999 and 1998, the Company had derivative financial instruments outstanding for an aggregate notional amount of less than $2,500,000 related to certain borrowings.

     STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies who do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. Pro forma net income (loss) and earnings (loss) per share impacts are presented in Note 14 as if the fair value method had been applied.

     RECLASSIFICATIONS

     Certain prior year financial statement balances have been reclassified to conform to the current year presentation.

     GOING CONCERN

     The consolidated financial statements of the Company have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As of January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture which references the Senior Notes.

     During the three-month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of January 31, 1999 the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying consolidated balance sheet as of January 31, 1999 (See
     Note 11).

     As of October 11, 1999, the Company's available borrowings under its Senior Credit Facility plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable.

     The Company is currently negotiating with the holders of the Senior Notes to obtain the requisite consent to waive the default. Any such consent may include, among other things, the redemption of a portion of the Senior Notes, the payment of a consent fee by Maxim and a higher interest rate on the Senior Notes which remain outstanding. There can be no assurance that such waiver will be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes may be accelerated, as discussed above.

     Additionally, the Company is currently in negotiations with its senior lenders to amend its Senior Credit Facility to allow for enhanced availability, an extended maturity date, and improved advance ratios on existing collateral.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS.

     During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statements of operations and requires, that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. The Company does not believe this Statement will have a material impact on the financial statements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"),"Accounting for Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization of certain costs of internal-use software. The Company does not expect this statement to have a material impact on the financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company does not expect this statement to have a material impact on the financial statements.

NOTE 3.   ACQUISITIONS AND DISPOSITION.

     Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"). Under the terms of the merger agreement, the Company issued to Shaw 3,150,000 shares of common stock of the Company valued at approximately $55,188,000 for financial statement purposes. The Company also signed a one-year note in the principal amount of $18,000,000 (adjusted to $11,496,000 after giving effect to purchase price adjustments), paid Shaw $25,000,000 in cash and assumed certain liabilities. The acquisition has been recorded using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of the fair values at the date of acquisition. As a result of this acquisition, the Company recorded goodwill of approximately $51,000,000, which is being amortized over 20 years. The purchase price as of January 31, 1999 may be subject to further adjustment, and any adjustments to the purchase price will be reflected as an increase or decrease in intangible assets.

     Effective September 25, 1998, the Company acquired CarpetsPlus of America, LLC, a floor covering-buying group. The acquisition has been recorded using the purchase method of accounting at a price of approximately $8,485,000, consisting of a cash payment of $2,275,000 and the issuance of 324,698 shares of the Company's common stock valued at approximately $6,210,000. In addition, as of January 31, 1999, 36,078 of the Company's common shares were placed in escrow pending the outcome of certain contingencies. In addition to the consideration received at closing, the shareholders of CarpetsPlus of America, LLC may receive shares of common stock of the Company having a value of up to $2,300,000 based on the profitability of the acquired company during the two-year period ending January 31, 2001. As a result of this acquisition, the Company recorded goodwill of approximately $8,400,000, which is being amortized over 20 years.

     On August 30, 1996, the Company acquired all of the common stock of Image in exchange for 5,266,285 shares of the Company's common stock. The acquisition of Image was accounted for under the pooling-of-interests method of accounting, and accordingly, the Company's historical financial statements were restated to include the accounts and results of operations of Image. The Company incurred approximately $4,700,000 in one-time costs related to the merger (primarily legal, accounting, investment advisory fees, and merger-related restructuring charges). In addition, the Company incurred an additional $200,000 in merger-related costs related to the merger with Bailey & Roberts Flooring, Inc. in November 1996. These merger-related amounts, totaling $4,900,000 have been presented separately in the accompanying statements of operations for the year ended January 31, 1997. The Bailey & Roberts Flooring, Inc. acquisition, in which the Company issued 242,288 shares, was accounted for as a pooling-of-interests. The consolidated financial statements of the Company were not restated for the Bailey & Roberts Flooring, Inc. merger for the periods prior to February 1, 1996, as the effect of the restatement would not have been material to such periods.

     On January 29, 1999, the Company sold substantially all of the assets of its Image subsidiary to Mohawk Industries, Inc. ("Mohawk") for total consideration of $210,666,000, which included the assumption of $48,136,000 in related debt and short-term liabilities. Proceeds were used to retire debt and to fund the Company's working capital requirements.

     Under the terms of the Indenture (See Note 11), the Company is required to invest the proceeds from certain asset sales, including the sale of Image, to repay senior debt and in capital expenditures, properties, inventories and other assets that will be used in the Company's business. To the extent that such proceeds are not so invested within 365 days of the asset sale (and exceed $10,000,000), the Company will be required to use such excess proceeds to make an offer to purchase outstanding notes at a price equal to 100% of the principal amount plus accrued interest.

NOTE 4.  PRO FORMA FOR ACQUISITIONS AND DISPOSITION.

     The operating results of the retail stores acquired from Shaw are included in the Company's consolidated statements of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of the retail store assets of Shaw and the disposition of all of the assets of Image (see Note 3) had occurred on February 1, 1997. The pro forma expenses include the recurring costs that are directly attributable to the acquisition, such as interest expense and amortization of goodwill, and their related tax effects.


                                              FISCAL YEAR ENDED JANUARY 31,
                                              -----------------------------
     (In thousands, except per share data)        1999           1998
                                               -----------    -----------
                                               (Unaudited)    (Unaudited)
     Net revenue                               $   753,160    $   705,192
     Net loss                                      (43,215)        (3,795)

     Basic loss per share                      $     (2.23)   $     (0.20)
     Diluted loss per share                          (2.23)         (0.20)



NOTE 5.   RECEIVABLES.

     Receivables consist of the following:


                                                    JANUARY 31,
                                               --------------------
     (In thousands)                              1999        1998
                                               --------    --------
     Trade accounts receivable                 $ 50,736    $ 58,349
     Receivable from asset sale                   5,020         --
     Receivables from officers, directors
       and employees                              1,900       1,593
     Notes due from franchisees                   3,405       1,426
                                               --------    --------
         Total receivables                       61,061      61,368
     Less reserves                               (5,049)     (2,178)
                                               --------    --------
     Receivables, net                          $ 56,012    $ 59,190
                                               --------    --------
                                               --------    --------

NOTE 6.   INVENTORIES.

     Inventories consist of the following:


                           JANUARY 31,
                       -----------------
     (In thousands)      1999      1998
                       -------   -------
     Raw materials     $   309   $14,809
     Work in process      --       3,363
     Finished goods     58,435    36,521
                       -------   -------
     Total             $58,744   $54,693
                       -------   -------
                       -------   -------



     On a segment basis, the Company's inventories consist of the following:


                                JANUARY 31,
                           --------------------
     (In thousands)         1999          1998
                           -------      -------
     Retail                $56,927      $18,055
     Image                   1,817       36,638
                           -------      -------
     Total                 $58,744      $54,693
                           -------      -------
                           -------      -------


NOTE 7.   PROPERTY, PLANT AND EQUIPMENT.

     Property, plant and equipment consist of the following:


                                                                JANUARY 31,
                                                         ---------------------------
     (In thousands)                                         1999            1998
                                                         ---------       ---------
     Land and improvements                               $   5,065       $   5,289
     Buildings and leasehold improvements                   36,555          46,377
     Machinery and equipment                                 6,656          95,128
     Furniture and fixtures                                 12,166           4,869
     Transportation equipment                                2,765           3,313
     Construction in progress and other                     20,297          30,270
                                                         ---------       ---------
     Property, plant and equipment, at cost                 83,504         185,246
     Less accumulated depreciation and amortization        (11,738)        (48,039)
                                                         ---------       ---------
     Property, plant and equipment, net                  $  71,766       $ 137,207
                                                         ---------       ---------
                                                         ---------       ---------


NOTE 8.   OTHER ACCRUED LIABILITIES.

     Other accrued liabilities consist of the following:


                                                                    JANUARY 31,
                                                               --------------------
     (In thousands)                                              1999         1998
                                                                -------      -------
     Salaries, wages, benefits and related taxes                $16,001      $ 5,715
     Accrued interest                                             3,199        2,931
     Accrued installer fees                                       2,001         --
     Nonrecurring charge reserve                                  6,017         --
     Accrued closed acquired
       location leases                                            6,350         --
     Accrued advertising                                          3,644          155
     Taxes, other than income                                     1,689          611
     Other                                                       16,926        4,921
                                                                -------      -------
     Other accrued liabilities                                  $55,827      $14,333
                                                                -------      -------
                                                                -------      -------


NOTE 9.   NOTES RECEIVABLE FROM FRANCHISEES.

     The Company has made loans to certain franchisees totaling $12,833,000 and $4,932,000 at January 31, 1999 and 1998, respectively. The loans due from franchisees are payable in monthly installments and/or are due on demand. The current portion of these notes is included in receivables and totals $3,405,000 and $1,426,000 at January 31, 1999 and 1998,
     respectively. Interest is payable monthly at rates ranging from prime (7 3/4% at January 31, 1999) to 16 1/2% on the outstanding balance. The loans are secured by the franchisees' accounts receivable, inventory, equipment, company common stock, personal guarantees and/or personal property.

NOTE 10.  NONRECURRING CHARGES.

     During the three month period ended July 31, 1998, the Company reevaluated its business strategy and determined to expand its focus on its retail operations. As a result of the revised retail strategy, the Company amended the franchise agreement for one of its franchised line of retail stores, closed certain Company-owned stores, and wrote down to fair value certain retail assets, including goodwill. The Company estimated that the changes to the franchise agreement would result in franchisee claims brought against the Company. The Company recorded a $28,531,000 charge for these nonrecurring items during the three-month period ended July 31, 1998. The initial charge was subsequently reduced by $4,818,000, as revised estimates for franchisee claim reserves and store closure costs were less than initially expected. The revised estimates were offset in part by a ten store net increase in the number of stores to be closed. As of January 31, 1999, $17,696,000 of the nonrecurring charges was incurred, with $6,017,000 remaining in the reserve, which is included in accrued liabilities in the accompanying balance sheet.

     On June 1, 1998, the Company amended its franchise agreement with the majority of its CarpetMAX franchisees, whereby the Company established certain requirements for more uniformity in the appearance and merchandising of the franchised stores. As part of the amended franchise agreement, the number of floor covering vendors available to franchisees through the Company, to buy and earn rebates from, was reduced. The Company wrote-off certain vendor receivables and has also established a reserve to settle claims of franchisees arising from the changes to the franchise agreement. In addition, the Company has written down to fair value certain assets made obsolete by the amended franchise agreement. The Company also originally accrued for the costs of closing 15 Company-owned retail stores, most of which were closed as of January 31, 1999. The number of store locations to be closed was revised and the Company determined that three of the originally identified stores were to remain open and 13 additional stores were to be closed, bringing the total number of stores to be closed to 25.

     In connection with the reevaluation of the Company's retail strategy described above, the Company analyzed the performance of its Company-owned retail stores. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realization of the goodwill recorded for these stores.

     The determination of goodwill impairment was made by comparing the unamortized goodwill balance at July 31, 1998 to the estimate of the related undiscounted future cash flows. The assumptions used reflected earnings, and market and industry conditions, as well as current operating plans. The assessment indicated a permanent impairment of goodwill for certain markets. As a consequence, such goodwill was written down to fair market value, which resulted in a write-off totaling $4,200,000.

     The major components of the nonrecurring charge balance, the remainder of which is included in other accrued liabilities on the balance sheet at January 31, 1999, are as follows:


                                                      FISCAL YEAR ENDED JANUARY 31, 1999
                                             ------------------------------------------------------
                                              INITIAL      REVISION         AMOUNT        REMAINING
      (In thousands)                           CHARGE      TO CHARGE       INCURRED        BALANCE
                                             --------       --------       --------       --------
       Write-off of vendor receivables       $  2,439     $   --         $   (2,439)      $   --
       Claim reserves                          10,700         (1,214)        (6,291)         3,195
       Write-down of equipment                    492           --             (492)          --
       Store closure and carrying costs
           Original locations                  10,700         (7,071)        (2,698)           931
           Additional locations                  --            3,467         (1,576)         1,891
       Write-down of goodwill                   4,200           --           (4,200)          --
                                             --------       --------       --------       --------
                                             $ 28,531       $ (4,818)      $(17,696)      $  6,017
                                             --------       --------       --------       --------
                                             --------       --------       --------       --------


NOTE 11.  DEBT.

     Debt at January 31, 1999 and 1998 is summarized as follows:


                                                                    JANUARY 31,
                                                             -------------------------
     (In thousands)                                             1999            1998
                                                             ---------       ---------
     9 1/4 % Senior subordinated notes, net of discount      $  99,387       $  99,316

     Summerville loan                                             --            30,000

     Shaw note                                                  11,496            --

     Synthetic lease facility                                    4,877            --

     Other debt with interest rate of 7.5%                         583             417
                                                             ---------       ---------
                                                               116,343         129,733

     Less senior subordinated notes classified as current      (99,387)           --
     Less synthetic lease facility classified as current        (4,877)           --
     Less current portion                                      (12,075)           (384)
                                                             ---------       ---------
     Long-term debt, less current amounts                    $       4       $ 129,349
                                                             ---------       ---------
                                                             ---------       ---------



     The contractual maturities of long-term debt subsequent to January 31, 1999 are $12,075,000 for the fiscal year ending
     January 31, 2000, with $3,000, $1,000, $4,877,000 and $99,387,000 to mature in the fiscal years ending January 31, 2001, 2002, 2004 and 2008, respectively.

     SENIOR SUBORDINATED NOTES

     On October 16, 1997, the Company completed the sale of $100,000,000 of 9 1/4% senior subordinated notes ("Senior Notes"), due 2007, to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933. The net proceeds to the Company from the offering of the Senior Notes were approximately $96,000,000, net of an issue discount and fees and related costs.

     Each of the Company's operating subsidiaries has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantor subsidiaries comprise all of the direct and indirect operating subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors. There are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to the Company.

     As of January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the indenture (the "Indenture") which references the Senior Notes.

     During the three-month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of January 31, 1999 the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying consolidated balance sheet as of January 31, 1999.

     As of October 11, 1999, the Company's available borrowings under its Senior Credit Facility plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable.

     The Company is currently negotiating with the holders of the Senior Notes to obtain the requisite consent to waive the default. Any such consent may include, among other things, the redemption of a portion of the Senior Notes, the payment of a consent fee by the Company and a higher interest rate on the Senior Notes which remain outstanding. There can be no assurance that such waiver will be granted. If a waiver is not obtained by the Company, repayment of the Senior Notes may be accelerated, as discussed above.

     Under the terms of the Indenture, the Company is required to invest the proceeds from certain sales, including the sale of Image, to repay senior debt and in capital expenditures, properties, inventories and other assets that will be used in the Company's business. To the extent that such proceeds are not so invested within 365 days of the asset sale (and exceed $10,000,000), the Company will be required to use such excess proceeds to make an offer to purchase outstanding notes at a price equal to 100% of the principal amount plus accrued interest.

     SENIOR CREDIT FACILITY

     On November 25, 1998, the Company entered into a Credit Facility which, as amended through January 31, 1999 (the "Credit Facility"), provided for aggregate commitments of $25,000,000. The Credit Facility consisted of a revolving facility that matures three years from the closing of the Credit Facility. There were no borrowings outstanding under the Credit Facility as of January 31, 1999 and the Company had availability of $20,123,000 as of January 31, 1999. The Credit Facility was further amended and restated as of May 18, 1999 (the "Amended Credit Facility"), with aggregate commitments thereunder increased to $75,000,000 (See
     Note 19).

     As of January 31, 1999, borrowings under the Credit Facility were secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of the Company and its subsidiaries, as well as the capital stock of all of the subsidiaries. Amounts outstanding under the amended Credit Facility bear interest at a variable rate equal to, at the Company's option, (i) the base rate (defined as the greater of the prime rate or the federal funds rate plus one-half of one percent) or (ii) the adjusted LIBOR rate, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% for loans that bear interest at the adjusted LIBOR rate. The Company is required to pay the lenders under the Credit Facility, on a quarterly basis, a commitment fee ranging from 0.20% to 0.375% of the unused portion of the Credit Facility. The Company is required to pay administration fees quarterly. The Credit Facility contains a number of covenants, including, among others, covenants restricting the Company and certain of its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; the sale, lease, assignment, transfer, or other disposition of assets; the making of certain investments, loans, advances, and acquisitions;
     the consummation of certain transactions, such as mergers or consolidations. Further, the Credit Facility contains cross default provisions related to the Company's other indebtedness. The Credit Facility requires the Company to meet certain financial ratios and covenants, including debt to equity, minimum tangible net worth, interest coverage, and asset coverage.

     Extraordinary charges were recorded in fiscal 1999 and 1998 for the write-off of unamortized financing fees associated with prior credit facilities. The resulting one-time charges amounted to $377,000 and $785,000, net of income tax benefits of $236,000 and $546,000, respectively.

     SHAW NOTE

     The Company entered into a promissory note related to the acquisition of the Shaw retail assets (See Note 3). The note is unsecured and is subordinate to bank indebtedness. The interest on the promissory note is at a rate equal to borrowings under the Credit Facility. The principal amount as of January 31, 1999 of $11,496,000 is due in November 1999.

     SUMMERVILLE BONDS

     The Development Authority of the City of Summerville, Georgia issued exempt facility revenue bonds in an aggregate principal amount of $30,000,000 and subsequently loaned (the "Summerville Loan") the proceeds to Image to finance the expansion of their fiber extrusion capabilities. The Summerville Loan matures on September 1, 2017 and the interest rate is determined weekly from remarketing of the bonds in the secondary market. For the fiscal year ended January 31, 1999 and 1998, the weighted average annual interest rate on the Summerville Loan was 3.5% and 3.7%, respectively. The Summerville Loan was assumed by Mohawk on January 29, 1999, in connection with the sale of substantially all of the assets of Image (See Note 3).

     SYNTHETIC LEASE FACILITY

     The Company has established a $10,000,000 synthetic lease facility with a lending group. Amounts outstanding under the facility were approximately $4,877,000 as of January 31, 1999. Under the synthetic lease facility, which is scheduled to mature no later than November 2003, the Company has the ability to direct the lender group to make loans to the co-owner-trustee under the facility, for acquisition, development or expansion of the Company's flooring center locations. These locations are then leased back by the co-owner-trustee to the Company or a designated designated subsidiary of the Company. The Company has guaranteed repayment of the amounts outstanding under the facility and the lenders have a security interest in the related locations. Availability under the Company's Amended Credit Facility is reduced by amounts outstanding under this synthetic lease facility. The facility contains various covenants. As of January 31, 1999, the Company was not in compliance with certain of these covenants. The lenders have the right to accelerate payment of the amounts outstanding under the facility because of such non-compliance. Accordingly, the amounts outstanding are classified as current in the accompany January 31, 1999 consolidated balance sheet.

NOTE 12.  INCOME TAXES.

     Income tax expense (benefit) consists of the following:


      (In thousands)                           CURRENT       DEFERRED         TOTAL
                                               --------      --------       --------
     Fiscal year ended January 31, 1999:
         U.S. Federal                          $  5,880      $(12,384)      $ (6,504)
         State and local                          1,729        (3,000)        (1,271)
         Valuation allowance                         --         2,119          2,119
                                               --------      --------       --------
     Provision (benefit) for income taxes      $  7,609      $(13,265)      $ (5,656)
                                               --------      --------       --------
                                               --------      --------       --------

     Fiscal year ended January 31, 1998:
         U. S. Federal                         $  4,806      $  4,402       $  9,208
         State and local                            636           470          1,106
                                               --------      --------       --------
     Provision for income taxes                $  5,442      $  4,872       $ 10,314
                                               --------      --------       --------
                                               --------      --------       --------

     Fiscal year ended January 31, 1997:
         U.S. Federal                          $    953      $    824       $  1,777
         State and local                            146             6            152
                                               --------      --------       --------
     Provision for income taxes                $  1,099      $    830       $  1,929
                                               --------      --------       --------
                                               --------      --------       --------

     Income tax (benefit) expense differed from the expected amounts (computed by applying the United States federal income tax rate of 34% in both 1999 and 1997 and 35% in 1998 to pretax (loss) earnings) as a result of the following:


                                                                  FISCAL YEAR ENDED JANUARY 31,
                                                               ----------------------------------
     (In thousands)                                              1999          1998         1997
                                                               -------       -------      -------
     Computed "expected" income tax (benefit) expense          $(8,443)      $ 9,265      $ 1,385
     Increase (reduction) in income taxes resulting from:
            Nondeductible goodwill                               1,119           139         --
            Nondeductible merger costs                            --            --            430
            Nondeductible compensation                             517          --           --
            Nondeductible expenses                                 691            79          243
            State and local income taxes, net of federal
                income tax benefit                                (868)          719          100
            Valuation allowance                                  2,119          --           --
            Other, net                                            (791)          112         (229)
                                                               -------       -------      -------
     (Benefit) provision for income taxes                      $(5,656)      $10,314      $ 1,929
                                                               -------       -------      -------
                                                               -------       -------      -------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:


                                                                                            JANUARY 31,
                                                                                      -----------------------
     (In thousands)                                                                     1999           1998
                                                                                      --------       --------
     Deferred tax assets:
         Deductible goodwill                                                          $    591       $  1,035
         Accounts receivable, principally due to allowance for doubtful accounts         1,693          1,094
         Inventories, principally due to additional costs inventoried for tax
            purposes                                                                       897          1,448
         Accrued expenses                                                                4,999          1,865
         Stock based compensation                                                          662            116
         Net operating loss and credit carryforwards                                     2,319          1,307
         Other                                                                             317            762
                                                                                      --------       --------
                                                                                        11,478          7,627
         Valuation allowance                                                            (2,119)           --
                                                                                      --------       --------
                   Total deferred tax assets                                             9,359          7,627
                                                                                      --------       --------
     Deferred tax liabilities:
         Property, plant and equipment                                                    (448)       (11,162)
         Deferred gain on sale of Image                                                   (170)          --
         Other                                                                            (315)          (476)
                                                                                      --------       --------
                   Total deferred tax liabilities                                         (933)       (11,638)
                                                                                      --------       --------
     Net deferred tax asset (liability)                                               $  8,426       $ (4,011)
                                                                                      --------       --------
                                                                                      --------       --------

     The Company has generated net operating loss carryforwards ("NOLs") in various states which will be utilized to offset taxable income generated in future years, subject to the applicable limitations and the NOLs' expiration occurring between 2002 and 2019. A valuation allowance for certain of the state NOLs has been provided in the accompanying consolidated financial statements as of January 31, 1999 as it is more likely than not that some of the NOLs will not be realized.

NOTE 13.  RELATED-PARTY TRANSACTIONS.

     In August 1997, the Company invested $1,000,000 in North Atlantic Acquisition Corp. ("North Atlantic"), a blind pool investment vehicle. A.J. Nassar, the President and Chief Executive Officer of the Company, is a shareholder and former director of North Atlantic. At the time of the Company's investment in North Atlantic, Mr. Nassar owned 14.1% of the outstanding Class A common stock of North Atlantic. As a result of North Atlantic's initial public offering and subsequent merger, Mr. Nassar's percentage of ownership was reduced to less than one percent of the outstanding shares of Class A common stock. The Company's investment in North Atlantic has been included in other assets in the accompanying balance sheets.

     As of January 31, 1999 and 1998, the Company had loans outstanding to officers, directors and employees for $1,900,000 and $1,593,000, respectively. The notes receivable have an annual interest rate of approximately 8.0% - 9.25% and are to be repaid in annual installments plus accrued interest over the next four years or are due on demand. The officer, director and employee receivables have been included in receivables in the accompanying balance sheet.

     Ronald H. McSwain and Herb Wolk, directors of the Company, each own a floor covering retailer, which is a franchisee of the Company. During fiscal 1999, Mr. McSwain's floor covering company paid $11,000 to the Company for various services and received $567,000 in rebates and other consideration from the Company. During fiscal 1999, Mr. Wolk's floor covering company paid less than $1,000 to the Company for miscellaneous items and received $128,000 in rebates and other consideration from the Company.

     Julian D. Saul, who owns 9.6% of the outstanding shares of the Company's common stock, serves as President and a director of Shaw Industries, Inc., one of the Company's suppliers of floor covering products. During fiscal 1999, the Company purchased approximately $84,000,000 of floor covering products from Shaw and received approximately $12,000,000 of rebates and other vendor support payments from Shaw. In addition, in connection with the acquisition of the retail store assets of Shaw in August 1998, the Company issued to Shaw a promissory note in the principal amount of $18,000,000 (adjusted to $11,496,000 after giving effect to purchase price adjustments). This note is due November 1999 and bears interest at a rate equal to the rate paid by the Company on its Senior Credit Facility.

NOTE 14.  STOCKHOLDERS' EQUITY.

     On February 18, 1997, the Company sold 3,175,773 shares of its common stock to the public. The Company received approximately $47,900,000 of proceeds from the offering, and such proceeds were utilized to reduce amounts outstanding under the Company's credit facility. During the fiscal year ended January 31, 1999, the Company issued 3,510,776 shares of its common stock, of which 36,078 are in escrow as of January 31, 1999, for the purchase of CarpetsPlus and the retail store assets of Shaw (See Note 3).

     In March 1997, the board of directors of the Company authorized a stock repurchase program pursuant to which the Company has periodically repurchased shares of its common stock in the open market. As of January 31, 1999, the Company had repurchased an aggregate of 2,365,900 shares for $34,818,000. The ability of the Company to repurchase its common stock is limited by certain restrictions contained in the Indenture relating to the Company's Senior Notes (See Note 11).

     The Company adopted a stock option plan in fiscal 1994, which, as amended, provides for the granting of incentive and nonqualified stock options for up to 5,000,000 shares of common stock to key employees and directors at an exercise price of at least 100% of fair market value at the date of grant. Information relating to stock options granted under the Company's stock option plan is summarized as of and for the fiscal years ended January
     31, 1999, 1998, and 1997 as follows:

                                                                                    Fiscal Year Ended January 31,
                                                                         -----------------------------------------------
                                                                              1999             1998            1997
                                                                         -------------    -------------    -------------
     Options outstanding at beginning of
         fiscal year                                                         2,333,555        1,455,508          821,308
            Options granted                                                  1,409,000        1,309,527          771,000
            Options canceled                                                  (135,476)        (282,562)         (41,224)
            Options exercised                                                 (363,035)        (148,918)         (95,576)
                                                                         -------------    -------------    -------------
     Options outstanding at end of fiscal year                               3,244,044        2,333,555        1,455,508
                                                                         -------------    -------------    -------------
                                                                         -------------    -------------    -------------

     Option prices per share (excluding replacement stock options):
            Options granted                                              $14.25-$17.50    $10.00-$16.00    $ 9.75-$15.50
            Options canceled                                             $10.25-$14.50    $10.25-$15.50    $ 5.25-$13.50
            Options exercised                                            $ 5.25-$15.50    $ 5.25-$14.50    $ 5.25-$11.75
     Options outstanding at end of fiscal year                           $ 5.25-$17.50    $ 5.25-$16.00    $ 5.25-$15.50

     Weighted average option prices per share:
         Options granted                                                 $       14.55    $       12.97    $       11.91
         Options canceled                                                $       11.88    $       13.05    $       11.81
         Options exercised                                               $       11.47    $        9.26    $        7.21
     Options outstanding at end of fiscal year                           $       13.01    $       10.56    $       10.24



     Subsequent to January 31, 1999, the Company granted options to purchase a total of 662,000 shares of common stock to certain employees, officers and directors. The options granted have exercise prices ranging from $6.13 to $19.25 per share and generally become exercisable over various terms ranging from immediate vesting to 20% per year.

     The majority of the employee options become exercisable in increments ranging from 20% to 33 1/3% per year; however certain options have various other vesting provisions.

     At January 31, 1999, the outstanding options had a weighted average remaining contractual life of approximately 7.8 years and there were 1,406,613 options currently exercisable with option prices ranging from $5.25 to $16.00 with a weighted average exercise price of $11.62.

     Effective August 10, 1993, Image adopted a Plan and Agreement of Conversion (the "Conversion"), in which all previously outstanding vested and unvested stock options and unvested stock appreciation units were canceled and a like number of fully vested replacement stock options were issued. These options have an exercise price of $.01 per share and expire March 30, 2006. At January 31, 1999, 195,634 replacement stock options were outstanding, which are not included in the stock option information presented in the above table.

     In connection with the August 1996 merger between the Company and Image, all outstanding options under the Conversion and the Stock Option Plan were converted into like options to purchase shares of common stock of the Company.

     SFAS No. 123 defines a fair value-based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined in the statement had been applied.

     The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted since April 1, 1995 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for such grants with respect to fiscal 1999, 1998, and 1997:


                                     FISCAL YEAR ENDED JANUARY 31,
                                  --------------------------------------
                                    1999          1998           1997
                                  ---------   -----------     ----------
     Risk-free interest rate      4.50%       5.95%-6.75%     5.5%-6.8%
     Expected dividend yield      --          --              --
     Expected life                5.0 years   7.5 years       7.5 years
     Expected volatility          43%         49%             50%



     The weighted average fair value per share of awards granted in fiscal 1999, 1998, and 1997 was $6.41, $6.93, and $7.59, respectively. The total value of the options granted during the years ended January 31, 1999, 1998, and 1997 was computed as approximately $9,045,000, $7,014,000, and $4,779,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for the stock option plans in accordance with SFAS No. 123, the Company's reported pro forma net (loss) income and pro forma net (loss) earnings per share for the years ended January 31, 1999, 1998, and 1997 would have decreased to the following pro forma amounts:


                                                                     FISCAL YEAR ENDED JANUARY 31,
                                                              -------------------------------------------
    (In thousands, except per share data)                        1999             1998             1997
                                                              ----------       ----------      ----------
     Pro forma net (loss) income:
         As reported in the financial statements              $  (19,552)      $   15,371      $    2,145
         Pro forma in accordance with SFAS No. 123               (21,761)          14,096           1,560
     Pro forma diluted (loss) earnings per common share:
         As reported in the financial statements              $    (1.10)      $     0.92      $     0.15
         Pro forma in accordance with SFAS No. 123                 (1.22)            0.84            0.11

NOTE 15.  EMPLOYEE BENEFIT PLAN.

     The Company has a 401(k) retirement savings plan, which is open to all employees who have completed one year of service. The Company's matching contribution is twenty-five percent of the contributions made by the employee limited to 6% of the employee's salary. The Company's matching contribution vests to the employees over a six-year period. The expense incurred for the plan was $458,000, $171,000 and $169,000 for the years ended January 31, 1999, 1998 and 1997, respectively.


NOTE 16.  COMMITMENTS AND CONTINGENCIES.

     LEASES

     The Company is a party to noncancelable lease agreements involving property and equipment, which extend for varying periods up to 20 years. Certain of these leases have options to renew at varying terms.

     Rental expense for operating leases amounted to $21,906,000, $6,431,000, and $5,225,000 for the years ended January 31, 1999, 1998, and 1997, respectively.

     Included in property, plant and equipment are the following assets held under capital leases:


                                               RELATED
     (In thousands)                             PARTY         OTHER         TOTAL
                                               -------       -------       -------
     JANUARY 31, 1999:
     Buildings and leasehold improvements      $ 2,318       $ 5,801       $ 8,119
     Machinery and equipment                         4         1,460         1,464
                                               -------       -------       -------
         Assets under capital leases             2,322         7,261         9,583
     Less accumulated amortization              (1,329)         (163)       (1,492)
                                               -------       -------       -------
     Assets under capital leases, net          $   993       $ 7,098       $ 8,091
                                               -------       -------       -------
                                               -------       -------       -------

     January 31, 1998:
     Buildings and leasehold improvements      $ 2,389       $ 1,080       $ 3,469
     Machinery and equipment                      --             469           469
                                               -------       -------       -------
         Assets under capital leases             2,389         1,549         3,938
     Less accumulated amortization              (1,157)         (489)       (1,646)
                                               -------       -------       -------
     Assets under capital leases, net          $ 1,232       $ 1,060       $ 2,292
                                               -------       -------       -------
                                               -------       -------       -------

      The Company is in default of certain of its capital lease obligations. The obligations under such leases are classified as current liabilities in the accompanying financial statements.

      Minimum future lease obligations on long-term noncancelable leases in effect at January 31, 1999 are summarized as follows:


                                                              CAPITAL LEASES
                                                   --------------------------------------
                                                   RELATED                                     OPERATING
     (In thousands)                                 PARTY          OTHER          TOTAL          LEASES
                                                   --------       --------       --------       --------
       2000                                        $    342       $  1,066       $  1,408       $ 33,606
       2001                                             232          1,083          1,315         31,149
       2002                                             197            904          1,101         27,808
       2003                                             177            777            954         19,234
       2004                                              46          1,607          1,653         16,282
       2005 and thereafter                             --            5,766          5,766         60,572
                                                   --------       --------       --------       --------
           Total minimum lease payments                 994         11,203         12,197       $188,651
                                                                                                --------
                                                                                                --------
       Less amounts representing interest              (128)        (3,965)        (4,093)
       Less current portion                            (325)          (908)        (1,233)
                                                   --------       --------       --------
                                                   $    541       $  6,330       $  6,871
                                                   --------       --------       --------
                                                   --------       --------       --------


     The Company sold certain land and buildings for $21,471,000 in January 1999. The assets were leased back from the purchasers over a period of 15 years and substantially all are being accounted for as operating leases. The leases require the Company to pay customary operating and repair expenses and to observe certain customary operating restrictions. The leases contain renewal options at lease termination.

     GUARANTEE

     In connection with the Company's consumer credit program, it guarantees the obligations of its franchisees related to charge backs for customer disputes in the event that the franchisee is unable to correct the defect and is insolvent, has terminated its business or is in bankruptcy.

     LEGAL PROCEEDINGS

     Since the May 18, 1999 announcement that the Company would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against the Company and certain of its current and former executive officers and directors. Each of these actions was filed in the U. S. District Court for the Northern District of Georgia. The plaintiffs in these actions purport to represent a class of all persons who purchased or otherwise acquired the common stock of the Company between August 31, 1998 and May 19, 1999. The Complaints allege that the Company and certain of its current and former officers and directors violated the federal securities laws by, among other things, issuing materially false and misleading statements regarding the Company's financial results for fiscal 1999 and for certain quarters therein, which had the effect of artificially inflating the market price of the Company's common stock. The Complaints allege that by virtue of this conduct the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 thereunder. The Complaints also allege that the individual defendants were controlling persons within the meaning of
     Section 20 of the 1934 Act and are therefore liable to the plaintiffs on that basis as well. The Complaints seek compensatory and punitive damages along with pre-judgment interest, reasonable attorneys fees, expert witness fees and other costs.

     On August 16, 1999, the defendants moved to dismiss all the complaints on the grounds that they do not plead sufficient facts to set forth a fraud claim. The proposed lead plaintiff, Rudman Partners, LP, has opposed the motion and sought leave to file a consolidated, amended complaint.

     The Company and its named officers and directors intend to vigorously defend these claims. These actions have only recently been filed, however, and it is not possible at this time to determine the outcome of these lawsuits or the effect of their resolution on the Company's financial position or operating results. Management believes that the Company's defenses have merit; however, there can be no assurance that the Company will be successful in its defense or that these lawsuits will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

     The Company has made a claim under its directors and officers liability insurance policy with respect to the litigation described above. There can be no assurance, however, that this policy will be sufficient to cover all liability in the event of an adverse outcome in those lawsuits.

     Since the May 18, 1999 announcement that the Company would be restating financial results for fiscal 1999 and certain of the quarters therein, the Securities and Exchange Commission ("SEC") commenced an informal inquiry in connection with the matters relating to the restatement. The SEC may convert the informal inquiry into a formal investigation of the matters relating to the restatement. The staff of the SEC has advised Maxim that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

     Except as discussed above, management is not aware of any asserted or pending litigation or claims whose ultimate disposition will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 17.  EXPORT SALES

     In fiscal years 1999, 1998 and 1997, export sales accounted for approximately 3%, 5% and 6%, respectively, of the Company's revenues. Export sales were related to Image and made principally to customers in the Middle East, Europe and Canada.

NOTE 18.  SEGMENT INFORMATION.

     SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" - became effective for fiscal year 1999 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, the Company has identified three reportable segments through which it conducts its operating activities: retail, manufacturing operations and franchise services. These three segments reflect an aggregation of the operating segments used by Company management for making decisions and assessing performance. Management determines operating segments based primarily upon the operations' line of business and geographic location. Operating segments were aggregated into reportable segments based upon characteristics such as products and services, operating methods, customers, and distribution methods. The retail segment is comprised of retail floor covering stores and distribution support centers. The manufacturing segment is comprised of the operations of Image. The franchise services segment includes store development, marketing, advertising, production, consumer credit, training and product sourcing activities as well as interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments.

     Intersegment sales and transfers occur as carpet is transferred from Image to the Company's retail segment and as the retail segment purchases advertising, training or product sourcing services from the franchise services segment. Intersegment transactions are accounted for on the same basis as transactions with third parties.

     Identifiable assets consist of cash, property, plant and equipment used in the operations of the segment, as well as inventory, receivables and other assets directly related to the segment. The Company has no assets located outside the United States.

INDUSTRY SEGMENTS

                                                                       FRANCHISE     INTERSEGMENT
(In thousands)                        MANUFACTURING      RETAIL         SERVICES     ELIMINATIONS       TOTAL
                                      -------------     ---------       ----------   ------------     ---------
YEAR ENDED JANUARY 31, 1999:
    Revenues                            $ 197,796       $ 439,137       $  71,408       (43,915)      $ 664,426
    Nonrecurring charges                       --              --          23,713            --          23,713
    Operating income (loss)                14,171         (18,879)        (25,330)       (7,336)        (37,374)
    Interest expense                        5,945           3,964          14,411        (9,223)         15,097
    Income tax benefit (provision)        (12,070)          3,580          14,146            --           5,656
    Extraordinary charge                       --              --             377            --             377
    Net (loss) income                      21,677         (19,458)        (21,771)           --         (19,552)
    Depreciation and amortization          10,054           5,564           3,591            --          19,209
    Capital expenditures                   29,043          15,375          18,146            --          62,564
    Total assets                            7,765         205,486         175,517            --         388,768
                                        ---------       ---------       ----------      ---------      ---------
Year Ended January 31, 1998:
    Revenues                            $ 178,011       $ 150,290       $  43,505        (6,679)      $ 365,127
    Operating income (loss)                23,236             184           7,336         1,035          31,791
    Interest expense                        4,851           2,523           6,288        (6,714)          6,948
    Income tax benefit (provision)         (6,933)            540          (3,921)           --         (10,314)
    Extraordinary charge                       --              --             785            --             785
    Net (loss) income                      11,509          (1,354)          5,216            --          15,371
    Depreciation and amortization           8,820           2,237             893            --          11,950
    Capital expenditures                   20,002          21,322           6,349            --          47,673
    Total assets                          185,183          67,483          68,828            --         321,494
                                        ---------       ---------       ----------      ---------      ---------

Year Ended January 31, 1997:
    Revenues                            $ 162,681       $ 120,089       $  30,635        (3,684)      $ 309,721
    Operating income (loss)                 8,695            (396)          1,916           (50)         10,165
    Interest expense                        4,140           1,188           4,246        (2,568)          7,006
    Income benefit (provision)             (1,494)            306            (741)           --          (1,929)
    Net (loss) income                       2,878            (743)             10            --           2,145
    Depreciation and amortization           7,907           1,767             844            --          10,518
    Capital expenditures                   15,425           1,106             913            --          17,444
                                        ---------       ---------       ----------      ---------      ---------

GEOGRAPHIC AREAS

                    Fiscal Year Ended January 31,
                ------------------------------------

                   1999          1998         1997
                --------      --------      --------
(In thousands)
Revenues:
  Domestic      $644,133      $345,132      $291,985
  Foreign         20,293        19,995        17,736
                --------      --------      --------
    Total       $664,426      $365,127      $309,721
                --------      --------      --------
                --------      --------      --------

NOTE 19.  SUBSEQUENT EVENTS.

     SENIOR NOTES

     In March 1999, the Company purchased the principal amount of $4,000,000 of its Senior Notes in the open market. The amount paid approximated the face amount of the Senior Notes.

     CREDIT FACILITY

     On May 18, 1999, the Company entered into an amended and restated credit facility, which provides for aggregate commitments of $75,000,000 (the "Amended Credit Facility"). The Amended Credit Facility consists of a revolving facility that matures three years from the closing of the Amended Credit Facility. Borrowings under the Amended Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for the Amended Credit Facility, the Company has established a cash collateral account with the lenders. As of October 11, 1999 the cash collateral account balance was $41.9 million. As of October 11, 1999, the Company had $6,275,000 available under the revolver. Amounts outstanding under the Amended Credit Facility bear interest at various variable rates. The Amended Credit Facility contains a number of covenants customary for credit transactions of this type and requires the Company to meet certain financial ratios. Because of the Company's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Amended Credit Facility. The Company and its senior lenders have entered into a forebearance agreement with respect to such events of default, which forebearance currently extends to November 15, 1999. The Company is currently in discussions with its senior lenders to amend or replace the Amended Credit Facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

     Amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to, at the Company's option, (i) the base rate (defined as the greater of the prime rate or the federal funds rate plus one-half of one percent) or (ii) the adjusted LIBOR rate, in each case plus the applicable margin. The applicable margin ranges from 1.25% to 2.50% for loans that bear interest at the adjusted LIBOR rate. The Company is required to pay the lenders under the Amended Credit Facility, on a quarterly basis, a commitment fee ranging from 0.25% to 0.50% of the unused portion of the Amended Credit Facility. The Company is required to pay administration fees quarterly. The Amended Credit Facility contains a number of covenants, including, among others, covenants restricting the Company and certain of its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; the sale, lease, assignment, transfer, or other disposition of assets; the making of certain investments, loans, advances, and acquisitions; the consummation of certain transactions, such as mergers or consolidations. Further, the Amended Credit Facility contains cross default provisions related to the Company's other indebtedness. The Amended Credit Facility requires the Company to meet certain financial ratios and covenants, including debt to equity, debt to capital, minimum tangible net worth, minimum EBITDAR and fixed charges.

     Because of the Company's violation of various covenants (principally related to failures to provide required financial information and other documentation) certain events of default exist under the Amended Credit Facility. The Company and its senior lenders have entered into a forebearance agreement with respect to such events of default, which extends to November 15, 1999.

     ACQUISITIONS

     Subsequent to the fiscal year ended January 31, 1999, the Company acquired 15 retail locations for an aggregate amount of approximately $20,700,000. The related purchase agreements also provide for additional consideration to be paid based on certain locations' future financial performance.

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED).


                                                        FIRST          SECOND           THIRD             FOURTH
    (In thousands, except per share data)              QUARTER         QUARTER         QUARTER           QUARTER
                                                     -----------     -----------      -----------       -----------
YEAR ENDED JANUARY 31, 1999:
Net revenues                                         $ 96,632(1)     $ 95,581 (1)    $  249,572 (1)    $  222,641
Gross profit                                           27,068(1)       22,760 (1)        85,973 (1)        71,286
Income (loss) before extraordinary charge               1,318(1)      (21,600)(1)         2,631 (1)        (1,524)
Extraordinary charge, net of taxes                       --              --                 377              --
Net income (loss)                                       1,318(1)      (21,600)(1)         2,254 (1)        (1,524)
Basic earnings (loss) per common share before
    extraordinary charge                                 0.08(1)        (1.32)(1)          0.14 (1)         (0.08)
Extraordinary charge                                     --              --               (0.02)             --
Basic earnings (loss) per common share                   0.08(1)        (1.32)(1)          0.12 (1)         (0.08)
Diluted earnings (loss) per common share before
    extraordinary charge                                 0.08(1)        (1.32)(1)          0.13 (1)         (0.08)
Extraordinary charge                                      --              --              (0.02)             --
Diluted earnings (loss) per common share                 0.08(1)        (1.32)(1)         0.11  (1)         (0.08)


                                                        FIRST          SECOND           THIRD             FOURTH
    (In thousands, except per share data)              QUARTER         QUARTER          QUARTER           QUARTER
                                                     -----------     -----------      -----------       -----------

Year ended January 31, 1998:
Net revenues                                         $    86,225     $    92,243      $    98,328       $    88,331
Gross profit                                              27,070          29,172           31,476            28,028
Income before extraordinary charge                         3,251           4,585            5,182             3,138
Extraordinary charge, net of taxes                          --              --               (785)             --
Net income                                                 3,251           4,585            4,397             3,138
Basic earnings per common share before
    extraordinary charge                                    0.20            0.28             0.32              0.20
Extraordinary charge, net of taxes                          --              --              (0.05)             --
Basic earnings per common share                             0.20            0.28             0.27              0.20
Diluted earnings per common share before
    extraordinary charge                                    0.20            0.28             0.31              0.19
Extraordinary charge, net of taxes                          --              --              (0.05)             --
Diluted earnings per common share                           0.20            0.28             0.26              0.19


----------------

(1) Amounts as restated in the Company's Quarterly Reports on Form 10-Q/A for the quarters ended April 30, 1998, July 31, 1998 and October 31, 1998, as filed with the Securities and Exchange Commission. In connection with its year-end audit process, the Company recorded certain adjustments that it deemed necessary to more accurately state the previously filed fiscal 1999 interim financial statements. These adjustments included changes in recognition and/or timing of certain vendor support funds, certain expense accruals, and asset write-downs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Maxim Group, Inc.:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of THE MAXIM GROUP, INC. AND SUBSIDIARIES as of January 31, 1999 and 1998 and for each of the three years in the period ended January 31, 1999 included in the Company's annual report on Form 10-K for the period ended January 31, 1999, and have issued our report thereon dated October 11, 1999. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the preparation of the financial statements assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not in compliance with a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 (the "Senior Notes") and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. The Company's available borrowings under its Senior Credit Facility plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP





Atlanta, Georgia
October 11, 1999

                                                                     SCHEDULE II

                              THE MAXIM GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                        Balance at      Charge to      Charge to
                                       Beginning of     Costs and        Other                      Balance at
 (In thousands)                            Year          Expense     Accounts (b)    Deductions     End of Year

 YEAR ENDED JANUARY 31, 1999:
 Allowance for doubtful accounts (a)      $2,916         $6,801         $1,009        $(3,342)        $7,384
                                       -------------- -------------- -------------- -------------- --------------
                                       -------------- -------------- -------------- -------------- --------------

 YEAR ENDED JANUARY 31, 1998:
 Allowance for doubtful accounts (a)      $2,269         $2,105          $ 125        $(1,583)        $2,916
                                       -------------- -------------- -------------- -------------- --------------
                                       -------------- -------------- -------------- -------------- --------------

 YEAR ENDED JANUARY 31, 1997:
 Allowance for doubtful accounts (a)      $2,373          $1,192         $ 223        $(1,519)        $2,269
                                       -------------- -------------- -------------- -------------- --------------
                                       -------------- -------------- -------------- -------------- --------------

(a) The Company's other valuation and qualifying accounts are not significant and are omitted in accordance with Rule 4.02 or are presented in the notes to the Company's Consolidated Financial Statements.

(b) These amounts include reserves of acquired operations.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, in the City of Kennesaw, State of Georgia on October 18, 1999.

                                  THE MAXIM GROUP, INC.


                                  By: /s/ A. J. Nassar
                                      ----------------
                                       A. J. Nassar
                                       President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----


/s/ Ronald H. McSwain               Chairman of the Board                   October 18, 1999
---------------------
Ronald H. McSwain


/s/ A. J. Nassar                    President, Chief Executive              October 18, 1999
---------------------               Officer and Director
A. J. Nassar                        (Principal Executive officer)


       *                            Chief Financial Officer and              October __, 1999
---------------------               Secretary (Principal Financial
Leonard H. Thill                    Officer)


/s/ Thomas P. Leahey                Executive Vice President - Finance,     October 18, 1999
---------------------               Treasurer and Director
Thomas P. Leahey



/s/ Stephen P. Coburn               Senior Vice President and               October 18, 1999
---------------------               Corporate Controller
Stephen P. Coburn                   (Principal Accounting Officer)

* Mr. Thill was recently appointed Chief Financial Officer of the Registrant and, due to his lack of familiarity with the Registrant, Mr. Thill has not signed this Annual Report on Form 10-K.


/s/ Joseph J. Jillson               Director                                October 14, 1999
---------------------
Joseph J. Jillson



/s/ Richard A. Kaplan               Director                                October 14, 1999
---------------------
Richard A. Kaplan



/s/ J. Michael Nixon                Director                                October 14, 1999
---------------------------
J. Michael Nixon



/s/ Larry T. Solari                 Director                                October 14, 1999
-------------------
Larry T. Solari



                                    Director                                October   , 1999
-------------
Herb Wolk



                                  EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBIT
-------                ----------------------
3.1.2    Certificate of Amendment dated December 17, 1998

10.1.4   Amendment No. 4 to 1993 Stock Option Plan

10.1.5   Amendment No. 5 to 1993 Stock Option Plan

10.3     Form of CarpetMAX Franchise Membership Agreement.

10.23 Amended and Restated Credit Agreement, by and among the Company, as Borrower, the Domestic Subsidiaries of the Company, as Guarantors, the Lenders identified therein, and NationsBank, N.A., as Administrative
         Agent, dated as of May 18, 1999, in the aggregate principal amount of $ 75.0 million.

10.23.1  First Amendment to Credit Agreement and Forbearance, dated
         July 23, 1999, among the Company, as Borrow, the Domestic
         Subsidiaries of the Company, as Guarantors, Bank of America, N.A. (formerly NationsBank, N.A.), as
         Administrative Agent, and the Lenders party thereto.

10.23.2  Second Amendment to Credit Agreement, Forbearance and
         Waiver, dated September 7, 1999, among the Company, as
         Borrower, the Domestic Subsidiaries of the Company, as Guarantors, Bank of America, N.A. (formerly NationsBank,
         N.A.), as Administrative Agent, and the Lenders party thereto.

10.23.3  Third Amendment to Credit Agreement and Forbearance, dated October
         11, 1999, among the Company, as Borrower, the Domestic Subsidiaries of the Company, as Guarantors, Bank of America, N.A. (formerly
         NationsBank, N.A.), as Administrative Agent, and the Lenders party thereto.

10.26    Employment Agreement, dated September 27, 1999, by and between the
         Company and Leonard H. Thill.

21.1     Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule