Form 10-Q
period 1999-05-08
MAXIM GROUP INC /
filed 1999-11-12
CIK 910468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 8, 1999

                            ------------------------

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

       Common Stock, $.001 par value                     New York Stock Exchange, Inc.
 9 1/4% Senior Subordinated Notes Due 2007               New York Stock Exchange, Inc.
--------------------------------------------      --------------------------------------------
           (TITLE OF EACH CLASS)                             (NAME OF EACH EXCHANGE
                                                              ON WHICH REGISTERED)

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

Indicate the number of shares outstanding of the registrant's classes of common Stock, as of the latest practicable date:

       Common Stock, $.001 par value                               19,072,532
--------------------------------------------      --------------------------------------------
                   Class                                Outstanding at November 1, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                             THE MAXIM GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MAY 8,      JANUARY 31,
                                                                 1999          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $ 46,296      $ 89,901
Current portion of franchisee license fees receivable.......         307         2,013
Current portion of notes receivable.........................       2,404         3,405
Receivables.................................................      65,019        52,607
Inventories.................................................      64,613        58,744
Refundable income taxes.....................................       4,476            --
Deferred income taxes.......................................       7,361         7,361
Prepaid expenses............................................       7,930         6,316
                                                                --------      --------
    Total current assets....................................     198,406       220,347
Property, plant and equipment, net..........................      80,322        71,766
Franchise license fees receivable, less current portion.....       4,734         2,337
Notes receivable from franchisees, less current portion.....       9,585         8,228
Deferred income taxes.......................................       1,065         1,065
Intangible assets...........................................      76,836        71,341
Other assets................................................      12,376        13,684
                                                                --------      --------
Total assets................................................    $383,324      $388,768
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................    $ 17,123      $ 16,952
Senior subordinated notes...................................      95,428        99,387
Current portion of capital lease obligations................       6,589         6,635
Accounts payable............................................      27,892        26,706
Rebates payable to franchisees..............................       4,540           749
Deposits....................................................      18,533        14,769
Deferred revenue............................................       5,215         2,254
Income taxes payable........................................          --         2,633
Other accrued liabilities...................................      42,470        55,827
                                                                --------      --------
    Total current liabilities...............................     217,790       225,912
                                                                --------      --------
Long-term debt, less current portion........................       3,351             4
                                                                --------      --------
Capital lease obligations, less current portion.............       1,391         1,469
                                                                --------      --------
Other long-term liabilities.................................          --           516
                                                                --------      --------
Stockholders' equity:
  Common stock-shares issued: 21,326,184 and 21,315,664 as
    of May 8, 1999 and January 31, 1999, respectively.......          21            21
  Additional paid-in capital................................     186,553       185,828
  Retained earnings.........................................       9,036         9,836
  Treasury stock-shares at cost: 2,365,900 as of May 8, 1999
    and January 31, 1999, respectively......................     (34,818)      (34,818)
                                                                --------      --------
    Total stockholders' equity..............................     160,792       160,867
                                                                --------      --------
Total liabilities and stockholders' equity..................    $383,324      $388,768
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             THE MAXIM GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                               MAY 8,       APRIL 30,
                                                                1999          1998
                                                              --------      ---------
Revenues:
  Sales of floor covering products..........................  $180,568       $80,661
  Fees from franchise services..............................    11,300         6,857
  Fiber and PET sales.......................................        --         6,965
  Other.....................................................       712         2,149
                                                              --------       -------
    Total revenues..........................................   192,580        96,632
Cost of sales...............................................   118,906        69,564
                                                              --------       -------
  Gross profit..............................................    73,674        27,068
Selling, general and administrative expenses................    72,685        22,390
                                                              --------       -------
  Operating income..........................................       989         4,678

  Other income (expense):
  Interest income...........................................     1,167           386
  Interest expense..........................................    (2,799)       (2,459)
  Other, net................................................        79           (52)
                                                              --------       -------
(Loss) income before income taxes and extraordinary
  charge....................................................      (564)        2,553
Benefit (provision) for income taxes........................        38        (1,235)
                                                              --------       -------
(Loss) income before extraordinary charge...................      (526)        1,318
Extraordinary charge on early retirement of debt, net of tax
  benefit...................................................      (274)           --
                                                              --------       -------
Net (loss) income...........................................  $   (800)      $ 1,318
                                                              ========       =======

Basic (loss) earnings per share before extraordinary
  charge....................................................  $  (0.03)      $  0.08
Extraordinary charge per share..............................     (0.01)           --
                                                              --------       -------
Basic (loss) earnings per share.............................  $  (0.04)      $  0.08
                                                              ========       =======

Diluted (loss) earnings per share before extraordinary
  charge....................................................  $  (0.03)      $  0.08
Extraordinary charge per share..............................     (0.01)           --
                                                              --------       -------
Diluted (loss) earnings per share...........................  $  (0.04)      $  0.08
                                                              ========       =======

Weighted average common shares..............................    19,153        16,424
                                                              ========       =======
Weighted average common shares and equivalents..............    19,153        17,247
                                                              ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             THE MAXIM GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                               MAY 8,       APRIL 30,
                                                                1999          1998
                                                              --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $   (800)     $  1,318
  Adjustments to reconcile net (loss) income to net cash
    (used in) operating activities:
    Depreciation and amortization...........................     2,856         3,372
    Deferred income taxes...................................        --           695
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Receivables...........................................   (11,407)       (6,229)
      Inventories...........................................    (4,189)       (4,264)
      Refundable income taxes...............................    (4,476)          572
      Prepaid expenses and other assets.....................      (410)       (4,510)
      Accounts payable and other liabilities................    (3,935)         (987)
                                                              --------      --------
Net cash (used in) operating activities.....................   (22,361)      (10,033)
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (9,120)      (14,172)
  Acquisitions, net of cash acquired........................    (8,042)           --
                                                              --------      --------
Net cash (used in) investing activities.....................   (17,162)      (14,172)
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................       325         1,348
  Purchase of treasury stock................................        --        (1,760)
  Long-term debt proceeds...................................        --        17,114
  Principal payments on capital lease obligations...........      (124)         (129)
  Early extinguishment of debt..............................    (4,283)           --
                                                              --------      --------
Net cash (used in) provided by financing activities.........    (4,082)       16,573
                                                              --------      --------
Net decrease in cash and cash equivalents...................   (43,605)       (7,632)
Cash and cash equivalents at beginning of period............    89,901        28,880
                                                              --------      --------
Cash and cash equivalents at end of period..................  $ 46,296      $ 21,248
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             THE MAXIM GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, as filed with the Securities and Exchange Commission.

    Comprehensive loss, as defined by Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," was the same as net income
(loss) for the three months ended May 8, 1999 and April 30, 1998.

    The results of operations for the periods presented are not necessarily indicative of the operating results for the year.

DESCRIPTION OF BUSINESS

    The Maxim Group, Inc. and subsidiaries (the "Company" or "Maxim") are engaged in retail and commercial sales of floor covering products throughout North America through a network of Company-owned retail stores and a network of franchisees. The Company is also engaged in the sale of franchises for the retail floor covering industry and other related products and services to its franchises. Substantially all of the assets of Image Industries, Inc. ("Image"), a wholly owned manufacturing subsidiary of Maxim, were sold on January 29, 1999. Image was engaged in the manufacturing of residential carpet and plastics recycling.

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

GOING CONCERN

    The accompanying condensed consolidated financial statements of the Company have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    As of May 8, 1999 and January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture which references the Company's $100 million 9 1/4% senior subordinated notes (the "Senior Notes").

    During the three month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of May 8, 1999 and January 31, 1999, the Company was

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)

not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying consolidated balance sheets as of May 8, 1999 and January 31, 1999.

    As of November 1, 1999, the Company's available borrowings under its Senior Credit Facility plus cash on hand were not sufficient to repay the Senior Notes if such Senior Notes were declared due and payable.

    The Company is currently negotiating with the holders of the Senior Notes to obtain the requisite consent to waive the default. Any such consent may include, among other things, the redemption of a portion of the Senior Notes, the payment of a consent fee by Maxim and a higher interest rate on the Senior Notes which remain outstanding. There can be no assurance that any such waiver will be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes may be accelerated, as discussed above.

    Additionally, the Company is currently in negotiations with its senior lenders to amend its Senior Credit Facility to allow for enhanced availability, an extended maturity date, and improved advance ratios on existing collateral.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS.

    During June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statements of operations and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS
No. 133 is effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. The Company does not believe this statement will have a material impact on the financial statements.

NOTE 3. ACQUISITIONS.

    During the three months ended May 8, 1999, the Company acquired 7 retail locations for aggregate consideration of approximately $8,530,000. Subsequent to the three months ended May 8, 1999, the Company acquired 8 retail locations for aggregate consideration of approximately $12,170,000. The related purchase agreements, also provide for additional consideration to be paid based on certain locations future financial performance.

    Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"). The acquisition has been recorded using the purchase method of accounting. On January 29, 1999, the Company sold substantially all of the assets of its Image subsidiary. The operating results of the retail stores acquired from Shaw are included in the Company's consolidated statements of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of the retail store assets of Shaw and the disposition of all of the assets of Image had occurred on February 1, 1998. The pro forma expenses include the recurring costs that are directly attributable to the acquisition, such as interest expense and amortization of goodwill and their related tax effects.

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                          MAY 8,       APRIL 30,
                                                           1999          1998
(IN THOUSANDS)                                           --------      ---------
Net revenue............................................  $192,580      $185,848
Net loss...............................................      (800)       (2,048)

Basic loss per share...................................  $  (0.04)     $  (0.10)
Diluted loss per share.................................     (0.04)        (0.10)

NOTE 4. INVENTORIES.

    Inventories consist of the following:

                                                          MAY 8,       JANUARY 31,
                                                           1999           1999
(IN THOUSANDS)                                           --------      -----------
Raw materials..........................................  $   309         $   309
Finished goods.........................................   64,304          58,435
                                                         -------         -------
Total..................................................  $64,613         $58,744
                                                         =======         =======

    On a segment basis, the Company's inventories consist of the following:

                                                          MAY 8,       JANUARY 31,
                                                           1999           1999
(IN THOUSANDS)                                           --------      -----------
Retail.................................................  $62,796         $56,927
Image..................................................    1,817           1,817
                                                         -------         -------
Total..................................................  $64,613         $58,744
                                                         =======         =======

NOTE 5. NONRECURRING CHARGES.

    During the three month period ended July 31, 1998, the Company reevaluated its business strategy and determined to expand its focus on its retail operations. As a result of the revised retail strategy, the Company amended the franchise agreement for one of its franchised line of retail stores, closed certain Company-owned stores, and wrote down to fair value certain retail assets, including goodwill. The Company estimated that the changes to the franchise agreement would result in franchisee claims brought against the Company. The Company recorded a $28,531,000 charge for these nonrecurring items during the three month period ended July 31, 1998. The initial charge was subsequently reduced by $4,818,000, as revised estimates for franchisee claim reserves and store closure costs were less than initially expected. The revised estimates were offset in part by a ten store net increase in the number of stores to be closed. As of May 8, 1999, $19,365,000 of the nonrecurring charges were incurred, with $4,348,000 remaining in the reserve, which is included in accrued liabilities on the accompanying condensed balance sheet.

    The major components of the nonrecurring charge balance, the remainder of which is included in other accrued liabilities on the balance sheet at May 8, 1999 and January 31, 1999 are as follows:

                                                              JANUARY 31,               MAY 8,
                                                                 1999        AMOUNT      1999
                                                                BALANCE     INCURRED   BALANCE
(IN THOUSANDS)                                                -----------   --------   --------
Claim reserves..............................................     $3,195     $  (191)    $3,004
Store closure and carrying costs............................      2,822      (1,478)     1,344
                                                                 ------     -------     ------
                                                                 $6,017     $(1,669)    $4,348
                                                                 ======     =======     ======

NOTE 6. DEBT

    In March 1999, the Company purchased the principal amount of $4,000,000 of its Senior Notes in the open market. The amount paid approximated the face amount of the Senior Notes.

NOTE 7. SEGMENT INFORMATION.

    SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information"--became effective for fiscal year 1999 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, the Company has identified three reportable segments through which it conducts its operating activities: retail, manufacturing and franchise services. These three segments reflect an aggregation of the operating segments used by Company management for making decisions and assessing performance. Management determines operating segments based primarily upon the operations' line of business and geographic location. Operating segments were aggregated into reportable segments based upon characteristics such as products and services, operating methods, customers, and distribution methods. The retail segment is comprised of retail floor covering stores and distribution support centers. The manufacturing segment is comprised of the operations of Image. With the sale of substantially all the assets of Image on January 29, 1999, Maxim no longer engages in manufacturing operations. The franchise services segment includes store development, marketing, advertising, production, consumer credit, training and product sourcing activities as well as interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments.

    Intersegment sales and transfers occurred as carpet was transferred from Image to the Company's retail segment. The retail segment purchases advertising, training or product sourcing services from the franchise services segment. Intersegment transactions are accounted for on the same basis as transactions with third parties.

    Identifiable assets consist of cash, property, plant and equipment used in the operations of the segment, as well as inventory, receivables and other assets directly related to the segment. The Company has no assets located outside the United States.

                                                                   FRANCHISE   INTERSEGMENT
                                        MANUFACTURING    RETAIL    SERVICES    ELIMINATIONS    TOTAL
(IN THOUSANDS)                          -------------   --------   ---------   ------------   --------
Three Months Ended May 8, 1999:
  Revenues............................     $    --      $176,769   $ 21,627       $(5,816)    $192,580
  Operating income (loss).............          --        (3,661)     4,650            --          989
  Interest expense....................          --           901      2,898        (1,000)       2,799
  Income tax benefit (provision)......          --           122        (84)           --           38
  Extraordinary charge................          --            --        274            --          274
  Net (loss) income...................          --        (4,343)     3,543            --         (800)
  Total assets........................       7,168       222,507    153,649            --      383,324
                                           -------      --------   --------       -------     --------
Three Months Ended April 30, 1998:
  Revenues............................     $48,584      $ 39,799   $ 12,080       $(3,831)    $ 96,632
  Operating income (loss).............       4,431          (660)       959           (52)       4,678
  Interest expense....................       1,429           854      2,251        (2,075)       2,459
  Income tax benefit (provision)......      (1,216)          856       (875)           --       (1,235)
  Net (loss) income...................       2,070        (1,442)       690            --        1,318
                                           -------      --------   --------       -------     --------

NOTE 8. SUBSEQUENT EVENTS.

CREDIT FACILITY

    On May 18, 1999, the Company entered into an amended and restated credit facility, which provides for aggregate commitments of $75.0 million (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving facility that matures May 18, 2002. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for the Senior Credit Facility, the Company established a cash collateral account with the lenders. As of November 10, 1999, the cash collateral account balance was $42.6 million. As of November 10, 1999, the Company had $5.8 million available under the revolver. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires the Company to meet certain financial ratios. Because of the Company's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Senior Credit Facility. The Company and its Senior Credit Facility lenders have entered into a forebearance agreement with respect to such events of default, which forebearance currently extends to November 15, 1999. The Company is currently in discussions with its Senior Credit Facility lenders to amend or replace the Senior Credit Facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

    Amounts outstanding under the Senior Credit Facility bear interest at a variable rate equal to, at the Company's option, (i) the base rate (defined as the greater of the prime rate or the federal funds rate plus one-half of one percent) or (ii) the adjusted LIBOR rate, in each case plus the applicable margin. The applicable margin ranges from 1.25% to 2.50% for loans that bear interest at the adjusted LIBOR rate. The Company is required to pay the lenders under the Senior Credit Facility, on a quarterly basis, a commitment fee ranging from 0.25% to 0.50% of the unused portion of the Senior

Credit Facility. The Company is required to pay administration fees quarterly. The Senior Credit Facility contains a number of covenants, including, among others, covenants restricting the Company and certain of its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; the sale, lease, assignment, transfer, or other disposition of assets; the making of certain investments, loans, advances, and acquisitions; the consummation of certain transactions, such as mergers or consolidations. Further, the Senior Credit Facility contains cross default provisions related to the Company's other indebtedness. The Senior Credit Facility requires the Company to meet certain financial ratios and covenants, including debt to equity, debt to capital, minimum tangible net worth, minimum EBITDAR and fixed charges.

SENIOR SUBORDINATED NOTES

    In an effort to resolve the pending default of the Senior Notes, Maxim has reached an agreement in principle with an ad hoc committee consisting of Noteholders who own a majority of the principal amount of the outstanding Senior Notes. Pursuant to the agreement in principle, Maxim has commenced an offer to purchase not less than $40.0 million of Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges. Maxim is required to pay a cash consent fee of $50 per $1,000 principal amount of Senior Notes to those Noteholders who consent to the default waiver and whose Senior Notes are not purchased by Maxim.

    The following additional terms would apply to Senior Notes which are not purchased by Maxim:

    - The interest rate will increase from 9 1/4% per annum to 12 3/4% per annum and will increase by 25 basis points on October 15, 2000 and further increase every six months thereafter (increasing instead by 50 basis points if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B-");

    - The Senior Notes will be secured by a second lien on certain assets;

    - Maxim will, on an annual basis beginning on February 7, 2001, be required to consummate an offer to purchase not less than $10.0 million of outstanding Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges (increasing to 103% if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B");

    - Maxim will consummate an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    - Maxim will be required to maintain a fixed charge coverage ratio to be determined.

    Consummation of the transactions contemplated by the agreement in principle is subject to, among other things, negotiation of an amended or replacement senior credit facility acceptable to Maxim and the Noteholders, receipt of consents from Noteholders representing at least a majority in aggregate principal amount of outstanding Senior Notes, and certain other customary conditions. Maxim expects to complete the transactions contemplated by the agreement in principle during the fourth quarter of fiscal 2000. There can be no assurance that such a waiver will ultimately be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes may be accelerated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF MAXIM, INCLUDING THE NOTES THERETO, CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

GENERAL

    During the year ended January 31, 1999, Maxim acquired the retail store assets of Shaw Industries, Inc. for consideration of 3,150,000 shares of Maxim's common stock valued at $55.2 million, an $18.0 million promissory note subsequently adjusted to $11.5 million after the effect of purchase price adjustments and $25.0 million in cash. These assets were purchased effective August 9, 1998 and included 266 retail floor covering centers. The acquisition of these assets resulted in a substantial increase in the number of Company-owned stores. As reflected in the following discussion, the acquisition of these assets materially impacted Maxim's financial condition and results of operations.

    The acquired retail stores are currently being integrated into Maxim. Maxim is evaluating the strengths of the acquired brands and is currently making merchandise shifts to maximize the stores' potential. Changes will include rebranding of these stores to the newly established Flooring America brand, adjusting merchandising fixtures and displays, closing certain stores and reviewing current operational practices at each store.

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

    In order to focus its full efforts and resources on the growth and efficiency of the retail operations, Maxim sold its carpet manufacturing operations of its Image subsidiary in January 1999 for total consideration of $210.7 million which included the subsidiary assumption of $48.1 million in debt and short-term liabilities. With this sale of Maxim's manufacturing assets, management believes that Maxim is positioned as one of the leading retailers of flooring product on an exclusive basis. As of November 1, 1999, Maxim's retail network consisted of 323 Company-owned stores and 1,035 franchise centers/locations.

    During the three months ended May 8, 1999, Maxim operated two reportable segments: retail and franchise services. During the three months ended
April 30, 1998, Maxim operated a third reportable segment, manufacturing. The retail segment is a chain of stores and support centers. The franchise services segment includes franchise fees and related activities, general corporate charges, interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments. See Note 7 to Maxim's Consolidated Financial Statements for certain financial information relating to these three segments.

    On February 1, 1999, Maxim changed its fiscal year from January 31 to the first Saturday following January 31. Accordingly, the first quarter of the fiscal year ending February 5, 2000 consists of the 14-week period ended May 8, 1999 compared to a 13-week period in the prior year. Financial results for the three months ended April 30, 1998 have not been restated to reflect the effects of the change in fiscal year.

RESULTS OF OPERATIONS
  THREE MONTHS ENDED MAY 8, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

    TOTAL REVENUES. Total revenues increased 99.3% to $192.6 million for the three months ended May 8, 1999 from $96.6 million for the three months ended April 30, 1998. The components of total revenues, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations, which totaled $5.8 million for the three months ended May 8, 1999 and $3.8 million for the three months ended April 30, 1998, include certain intercompany allocations.

        RETAIL REVENUE. Retail revenue consists of sales of floor covering products by Maxim's retail stores. Retail revenues increased 344.2% to $176.8 million for the three months ended May 8, 1999 from $39.8 million for the three months ended April 30, 1998. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, to internal growth.

        FRANCHISE SERVICES REVENUE. Franchise services revenue is generated from three primary sources: (i) one-time franchise fees from new franchisees (revenue recognized at time of franchise agreement signing), (ii) brokerage fees and/or royalties on certain floor covering products purchased by the franchisee; and (iii) franchise service fees for services and products such as advertising, which are offered to franchisees. Franchise services revenue increased 79.0% to $21.6 million for the three months ended May 8, 1999 from $12.1 million for the three months ended April 30, 1998. The increase in franchise services revenue is due to, among other things, increases in national accounts revenue, rebates from floor covering vendors and growth in the demand for franchise services, particularly the MAXCare franchise.

        MANUFACTURING REVENUE: Manufacturing revenue included the sale of manufactured carpet and polyethylene tereptalate ("PET"), fiber and flake. Manufacturing revenue for the three months ended April 30, 1998 was $48.6 million. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    GROSS PROFIT. Gross profit increased 172.2% to $73.7 million for the three months ended May 8, 1999 from $27.1 million for the three months ended
April 30, 1998. As a percentage of total revenue, gross profit was 38.3% for the three months ended May 8, 1999, compared to 28.0% for the three months ended April 30, 1998, as a result of the sale of the manufacturing segment in January 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 224.6% to $72.7 million for the three months ended May 8, 1999, from $22.4 million for the three months ended April 30, 1998. The increase in selling and administrative expenses reflects an overall growth in the size of Maxim's retail base, including the retail store assets acquired from Shaw. These stores incurred higher levels of advertising costs than other Maxim stores. These acquired stores also incurred selling, general and administrative expense relating to the integration of these stores into Maxim. As a percentage of total revenue, selling, general and administrative expenses increased to 37.7% for the three months ended May 8, 1999, from 23.2% for the three months ended April 30, 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflected Maxim's changing revenue mix. Selling, general and administrative expenses of Maxim's retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of revenue due to the purchase of Shaw's retail store assets in August 1998. With the sale of Maxim's manufacturing operations in January 1999, the retail segment comprises a substantial portion of Maxim's operations in future periods. Increases in consulting/professional fees, legal and bad debt expenses also contributed to the overall increase in selling, general and administrative expenses in the three months ended May 8, 1999.

    OPERATING INCOME/LOSS. Operating income decreased to $989,000 for the three months ended May 8, 1999, from $4.7 million for the three months ended
April 30, 1998. The components of operating income, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $52,000 in the three months ended April 30, 1998.

        RETAIL OPERATING INCOME/LOSS. Retail operating loss increased to a loss of $3.7 million for the three months ended May 8, 1999 from loss of $660,000 for the three months ended April 30, 1998. This increase was primarily due to the impact of the acquisition of the retail store assets of Shaw. These stores have higher selling, general and administrative expense related to advertising, as well as, higher costs related to the remodeling of these stores.

        FRANCHISE SERVICES OPERATING INCOME/LOSS. Franchise services operating income increased to $4.7 million for the three months ended May 8, 1999 from $1.0 million for the three months ended April 30, 1998. This $3.7 million increase was a result of increased revenue during the three months ended
    May 8, 1999.

        MANUFACTURING OPERATING INCOME/LOSS. Manufacturing operating income for the three months ended April 30, 1998 was $4.4 million. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    INTEREST EXPENSE. Interest expense increased 13.8% to $2.8 million for the three months ended May 8, 1999, from $2.5 million for the three months ended April 30, 1998 due principally to a higher interest rate during the three months ended May 8, 1999. See "Liquidity and Capital Resources."

    INCOME TAX (PROVISION) BENEFIT. Maxim recorded an income tax benefit of $38,000 for the three months ended May 8, 1999, compared to a $1.2 million provision for the three months ended April 30, 1998. The decrease in income taxes is due to Maxim recording of a pre-tax loss in the three months ended May 8, 1999.

    EXTRAORDINARY CHARGE. The extraordinary charge recorded in the three months ended May 8, 1999, resulted from the repurchase of $4.0 million principal amount Senior Notes and the write-off of unamortized financing fees and discount associated with the purchase of the Senior Notes. The total charge amounted to $295,000, which was tax effected by $21,000 and discount for the three months ended May 8, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. Maxim's primary capital requirements are for new store openings and working capital. Maxim historically has met its capital requirements through a combination of cash flow provided by operations, net proceeds from the sale of equity and debt securities, bank lines of credit, disposition of assets, and standard payment terms from suppliers.

    STOCK REPURCHASE PROGRAM. In March 1997, the Board of Directors of Maxim authorized a stock repurchase program pursuant to which Maxim has periodically repurchased shares of its common stock in the open market. As of November 1, 1999, Maxim had repurchased an aggregate of 2.4 million shares of common stock in the open market for $34.8 million. These purchases were financed from borrowings under Maxim's revolving credit facility and cash balances. As discussed below, the ability of Maxim to repurchase its common shares is limited by certain restrictions contained in the indenture relating to Maxim's senior subordinated notes. See "--Senior Subordinated Notes."

    CREDIT FACILITY. On May 18, 1999, Maxim entered into an amended and restated credit facility, which provides for aggregate commitments of $75.0 million. The credit facility (the "Senior Credit Facility") This Senior consists of a revolving facility that matures May 18, 2002. Borrowings under the

Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for its obligations under the Senior Credit Facility the amended credit facility, Maxim established a cash collateral account with the lenders. As of November 10, 1999, the cash collateral account balance was $42.6 million. As of November 10, 1999, the Company had $5.8 million available under the Senior Credit Facility. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires Maxim to meet certain financial ratios. Because of Maxim's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Senior Credit Facility. Maxim and its Senior Credit Facility lenders have entered into a forbearance agreement with respect to such events of default, which forbearance currently extends to November 15, 1999. Maxim is currently in discussions with its Senior Credit Facility lenders to amend or replace such facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

    SENIOR SUBORDINATED NOTES. On October 16, 1997, Maxim issued $100 million of 9 1/4% Notes due 2007 (the "Senior Notes"). The proceeds to Maxim from the offering of the Senior Notes were approximately $96 million net of an initial issue discount and fees and related costs. Maxim used the net proceeds from the offering of the Senior Notes to repay all borrowings then outstanding under its revolving credit facility of approximately $82.7 million and for general corporate purposes, including capital expenditures.

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

    On November 12, 1998, Maxim notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified Maxim that such default would become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to Maxim) if not cured or waived prior to that date. To date, Maxim has not been able to obtain the consent of the Noteholders for a waiver of this covenant violation. Accordingly, the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may declare all unpaid principal of, premium, if any, and accrued and unpaid interest of all such Senior Notes to be due and payable.

    Because either the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may accelerate payment of the Senior Notes, the Senior Notes are classified as a current liability on the accompanying condensed unaudited balance sheet. If Maxim receives the requisite consent to the waiver from the Senior Noteholders, however, the Senior Notes will again be classified as long-term debt of Maxim.

    In an effort to resolve the pending default of the Senior Notes, Maxim has reached an agreement in principle with an ad hoc committee consisting of Noteholders who own a majority of the principal amount of the outstanding Senior Notes. Pursuant to the agreement in principle, Maxim has commenced an offer to purchase not less than $40.0 million of Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges. Maxim is required to pay a cash consent fee of $50 per $1,000 principal amount of Senior Notes to those Noteholders who consent to the default waiver and whose Senior Notes are not purchased by Maxim.

    The following additional terms would apply to Senior Notes which are not purchased by Maxim:

    - The interest rate will increase from 9 1/4% per annum to 12 3/4% per annum and will increase by 25 basis points on October 15, 2000 and further increase every six months thereafter (increasing instead by 50 basis points if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B-");

    - The Senior Notes will be secured by a second lien on certain assets;

    - Maxim will, on an annual basis beginning on February 7, 2001, be required to consummate an offer to purchase not less than $10.0 million of outstanding Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges (increasing to 103% if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B");

    - Maxim will consummate an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    - Maxim will be required to maintain a fixed charge coverage ratio to be determined.

    Consummation of the transactions contemplated by the agreement in principle is subject to, among other things, negotiation of an amended or replacement senior credit facility acceptable to Maxim and the Noteholders, receipt of consents from Noteholders representing at least a majority in aggregate principal amount of outstanding Senior Notes, and certain other customary conditions. Maxim expects to complete the transactions contemplated by the agreement in principle during the fourth quarter of fiscal 2000. There can be no assurance that such a waiver will ultimately be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes may be accelerated, as discussed above.

    SYNTHETIC LEASE FINANCING. Maxim has established a $10.0 million synthetic lease facility with a lending group with amounts outstanding of approximately $5.0 million as of November 1, 1999. Under the synthetic lease facility, which is scheduled to mature no later than November 2003, Maxim has the ability to direct the lender group to make loans to First Security Bank, National Association, in its capacity as the co-owner-trustee under the Facility. The loan proceeds may then be used for acquisition, development or expansion of Maxim's flooring center locations, which financed locations are then leased back by the co-owner-trustee to Maxim or a designated subsidiary. Maxim has guaranteed repayment of the amounts outstanding under the facility. The facility contains various financial and nonfinancial covenants. As of May 8, 1999, Maxim was not in compliance with certain of these covenants and Maxim obtained a waiver from the lenders under the synthetic lease facility. These lenders have waived such noncompliance and any right to accelerate payment of amounts outstanding under the facility because of such noncompliance.

    GOING CONCERN. The accompanying condensed consolidated financial statements of the Company have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    As of May 8, 1999 and January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture which references the Senior Notes.

    During the three month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of May 8, 1999 and January 31, 1999, the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying consolidated balance sheet as of May 8, 1999 and January 31, 1999.

    As of November 1, 1999, the Company's available borrowings under its Senior Credit Facility plus cash on hand were not sufficient to repay the Senior Notes if declared due and payable.

    As described above, the Company is currently negotiating with the holders of the Senior Notes to obtain the requisite consent to waive the default. Any such consent may include, among other things, the redemption of a portion of the Senior Notes, the payment of a consent fee by Maxim and a higher interest rate on the Senior Notes which remain outstanding. There can be no assurance that such waiver will be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes may be accelerated, as discussed above.

    Additionally, the Company is currently in negotiations with its senior lenders to amend its Senior Credit Facility to allow for enhanced availability, an extended maturity date, and improved advance ratios on existing collateral.

    CONTINGENCIES. Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. In addition, the Securities and Exchange Commission has commenced an informal inquiry in connection with the matters relating to the restatement.

    Management does not believe that it is feasible to predict or determine the final outcome of the class action lawsuits or the SEC inquiry on their effect on Maxim's financial results, its business or its management. In addition, management does not believe it is feasible to estimate the amounts or potential range of loss with respect thereto. The potential outcomes or resolutions of the class action lawsuits could include a judgment against Maxim or settlements that could require substantial payments by Maxim. Potential outcomes of the SEC inquiry could include administrative or other sanctions being imposed on Maxim and/or certain of its officers. In addition, the timing of the final resolution of these matters is uncertain. Material adverse outcomes with respect to the class action lawsuits or the SEC inquiry could have a material adverse effect on Maxim's financial condition, results of operations and cash flows.

    CASH FLOWS. During the three months ended in May 8, 1999, operating activities used $22.4 million compared to $10.0 million used in the three months ended April 30, 1998. The increase in cash used in operating activities resulted primarily from an increase in accounts receivable and inventories. The increase in accounts receivable and inventories was mainly due to higher sales of floor covering products to franchisees and other carpet retailers.

    During the three months ended May 8, 1999, investing activities used $17.2 million compared to using $14.2 million in the three months ended April 30, 1998. The change is primarily due to reduced levels of capital expenditures offset by increased funds used to purchase additional retail locations.

    During the three months ended May 8, 1999, financing activities used
$4.1 million compared to providing $16.6 million for the three months ended April 30, 1998. This change resulted from the early extinguishment of debt for the three months ended May 8, 1999 as compared to the increase in of debt during the three months ended April 30, 1998.

    CAPITAL EXPENDITURES. Maxim anticipates that it will require approximately $30.0 million for fiscal 2000, of which approximately $20.0 million has been spent through November 1, 1999, to (i) rebrand its various retail formats under the singular Flooring America name, including signage and interior store changes, (ii) reconfigure existing stores including certain of the stores acquired from Shaw, and (iii) upgrade its management information systems.

SEASONALITY

    Historically, Maxim's retail floor covering sales are subject to some seasonal fluctuation typical to the floor covering industry. Higher sales occurred in the summer and fall months during Maxim's second and third quarters, and lower sales occurred during the fourth quarter holiday season. Increases occur in the second quarter as construction schedules increase during the summer, and the largest increase occurs in the third quarter due to of a combination of ongoing construction and pre-Christmas home remodeling.

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

    Maxim currently believes the costs to remediate Year 2000 issues are approximately $2.8 million, of which approximately $1.5 million remains to be spent as of November 1, 1999. All costs associated with analyzing the Year 2000 issue or making conversions to existing software are being expensed as incurred. The costs to Maxim of Year 2000 compliance and the date on which Maxim believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Maxim, its directors or its officers with respect to, among other things:

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

    The accompanying information contained in this Form 10-Q, as well as in Maxim's other 1934 Act filings, identifies important additional factors that could adversely affect actual results and performance. See "Item 1. Business-Risk Factors" in Maxim's Annual Report on Form 10-K for the year ended January 31, 1999. You are urged to carefully consider such factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE SENSITIVITY. Maxim has limited exposure to market volatility in interest rates. As of May 8, 1999, exposure from interest rates was not material to Maxim's financial position, results of operations, or cash flows, as $95.4 million of Maxim's $115.9 million of debt consisting of it Senior Notes has been fixed at a rate of 9 1/4% until 2007. In the event that the 9 1/4% notes are called by the noteholders or the Company elects to purchase the Senior Notes, the Company will be subject to interest rate volatility based on the market's forward curve. The Company also had two interest rate swap agreements for a total notional amount of less than $2.5 million. These swap agreements were terminated in May 1999. Based on Maxim's low overall floating interest rate exposure at May 8, 1999, a near-term 100 basis point change in interest rates would not materially effect Maxim's financial statements.

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

    The majority of Maxim's sales and purchases are denominated in U.S. dollars and it is Maxim's policy to eliminate short-term exchange rate volatility in the event foreign currency transactions occur. As of May 8, 1999, there was no exposure to foreign currency exchange rate volatility.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Maxim is currently in default of the restricted payment covenant contained in the indenture pursuant to which the 9 1/4% Senior Subordinated Notes of Maxim were issued. See "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Senior Subordinated Notes" included elsewhere herein for additional information concerning this default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-Q

      (A) Exhibits
      10.23.4       Fourth Amendment to Credit Agreement, dated October 21,
                    1999, among the Company, as Borrower, the Domestic
                    Subsidiaries of the Company, as Guarantors, Bank of America
                    (formerly NationsBank, N.A.), as Administrative Agent, and the Lenders party thereto.

        27.1        Financial Data Schedule for (for SEC use only)

      (B) Reports on Form 8-K

                    No reports on Form 8-K were filed during the three months ended May 8, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE MAXIM GROUP, INC.

                                                       By:               /s/ A. J. NASSAR
                                                            -----------------------------------------
                                                                          A. J. Nassar,
                                                              President and Chief Executive Officer
Dated: November 12, 1999

                                                       By:            /s/ STEPHEN P. COBURN
                                                            -----------------------------------------
                                                                        Stephen P. Coburn,
                                                                   Principal Accounting Officer
Dated: November 12, 1999