Form 10-Q
period 1999-08-07
MAXIM GROUP INC /
filed 1999-11-12
CIK 910468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 7, 1999

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

                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate the number of shares outstanding of the registrant's classes of common Stock, as of the latest practicable date:

       Common Stock, $.001 par value                               19,072,532
--------------------------------------------      --------------------------------------------
                   Class                                Outstanding at November 1, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                             THE MAXIM GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               AUGUST 7,    JANUARY 31,
                                                                 1999          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................    $ 54,573      $ 89,901
Current portion of franchise license fees receivable........       1,708         2,013
Current portion of notes receivables........................       2,318         3,405
Receivables.................................................      61,453        52,607
Inventories.................................................      62,232        58,744
Refundable income taxes.....................................       4,726            --
Deferred income taxes.......................................       7,361         7,361
Prepaid expenses............................................       9,176         6,316
                                                                --------      --------
    Total current assets....................................     203,547       220,347
Property, plant and equipment, net..........................      81,137        71,766
Franchise license fees receivable, less current portion.....       4,734         2,337
Notes receivable from franchisees, less current portion.....       6,966         8,228
Deferred income taxes.......................................       1,065         1,065
Intangible assets...........................................      85,527        71,341
Other assets................................................      15,462        13,684
                                                                --------      --------
Total assets................................................    $398,438      $388,768
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................    $ 27,047      $ 16,952
Senior subordinated notes...................................      95,445        99,387
Current portion of capital lease obligations................       6,588         6,635
Accounts payable............................................      30,496        26,706
Rebates payable to franchisees..............................       7,873           749
Deposits....................................................      17,752        14,769
Deferred revenue............................................       4,665         2,254
Income taxes payable........................................          --         2,633
Other accrued liabilities...................................      42,821        55,827
                                                                --------      --------
    Total current liabilities...............................     232,687       225,912
                                                                --------      --------
Long-term debt, less current portion........................       6,403             4
                                                                --------      --------
Capital lease obligations, less current portion.............       1,247         1,469
                                                                --------      --------
Other long-term liabilities.................................          --           516
                                                                --------      --------
Stockholders' equity:
  Common stock-shares issued: 21,326,184 and 21,315,664 as
    of August 7, 1999 and January 31, 1999..................          21            21
  Additional paid-in capital................................     186,553       185,828
  Retained earnings.........................................       6,345         9,836
  Treasury stock--shares at cost: 2,365,900 as of August 7,
    1999 and January 31, 1999, respectively.................     (34,818)      (34,818)
                                                                --------      --------
    Total stockholders' equity..............................     158,101       160,867
                                                                --------      --------
Total liabilities and stockholders' equity..................    $398,438      $388,768
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             THE MAXIM GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      --------------------   --------------------
                                                      AUGUST 7,   JULY 31,   AUGUST 7,   JULY 31,
                                                        1999        1998       1999        1998
                                                      ---------   --------   ---------   --------
Revenues:
  Sales of floor covering products..................  $191,201    $ 86,157   $371,769    $166,818
  Fees from franchise services......................    10,438       2,392     21,738       9,249
  Fiber and PET sales...............................        --       5,209         --      12,174
  Other.............................................       867       1,823      1,579       3,972
                                                      --------    --------   --------    --------
    Total revenues..................................   202,506      95,581    395,086     192,213

Cost of sales.......................................   126,251      72,821    245,157     142,385
                                                      --------    --------   --------    --------
  Gross profit......................................    76,255      22,760    149,929      49,828
Selling, general and administrative expenses........    77,970      23,405    150,655      45,795
Nonrecurring charges................................        --      28,531         --      28,531
                                                      --------    --------   --------    --------
Operating loss......................................    (1,715)    (29,176)      (726)    (24,498)

Other income (expense):
  Interest income...................................       802          32      1,969         418
  Interest expense..................................    (3,162)     (2,926)    (5,961)     (5,385)
  Other, net........................................       270         956        349         904
                                                      --------    --------   --------    --------
  Loss before income taxes and extraordinary
    charge..........................................    (3,805)    (31,114)    (4,369)    (28,561)
Benefit for income taxes............................     1,114       9,514      1,152       8,279
                                                      --------    --------   --------    --------
  Loss before extraordinary charge..................    (2,691)    (21,600)    (3,217)    (20,282)
Extraordinary charge on early retirement of debt,
  net of tax benefit................................        --          --       (274)         --
                                                      --------    --------   --------    --------
Net loss............................................  $ (2,691)   $(21,600)  $ (3,491)   $(20,282)
                                                      ========    ========   ========    ========

Basic loss per share before extraordinary charge....  $  (0.14)   $  (1.32)  $  (0.17)   $  (1.24)
Extraordinary charge per share......................        --          --      (0.01)         --
                                                      --------    --------   --------    --------
Basic loss per share................................  $  (0.14)   $  (1.32)  $  (0.18)   $  (1.24)
                                                      ========    ========   ========    ========

Diluted loss per share before extraordinary
  charge............................................  $  (0.14)   $  (1.32)  $  (0.17)   $  (1.24)
Extraordinary charge per share......................        --          --      (0.01)         --
                                                      --------    --------   --------    --------
Diluted loss per share..............................  $  (0.14)   $  (1.32)  $  (0.18)   $  (1.24)
                                                      ========    ========   ========    ========

Weighted average common shares......................    19,156      16,305     19,156      16,364
                                                      ========    ========   ========    ========
Weighted average common shares and equivalents......    19,156      16,305     19,156      16,364
                                                      ========    ========   ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             THE MAXIM GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              AUGUST 7,   JULY 31,
                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,491)   $(20,282)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Nonrecurring charges......................................        --       7,540
  Depreciation and amortization.............................     6,022       7,447
  Deferred income taxes.....................................       (45)     (9,103)
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    Receivables.............................................    (4,162)     (6,170)
    Inventories.............................................      (827)    (10,515)
    Refundable income taxes.................................    (4,726)        572
    Prepaid expenses and other assets.......................    (5,107)     (2,808)
    Accounts payable and other liabilities..................    (1,377)     23,357
                                                              --------    --------
Net cash (used in) operating activities.....................   (13,713)     (9,962)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (11,377)    (28,878)
  Acquisitions, net of cash acquired........................   (14,511)     (2,289)
                                                              --------    --------
Net cash used in investing activities.......................   (25,888)    (31,167)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options...................       325       2,174
  Purchase of treasury stock................................        --      (4,084)
  Long-term debt proceeds...................................     8,500      39,442
  Principal payments on capital lease obligations...........      (269)       (253)
  Early extinguishment of debt..............................    (4,283)         --
                                                              --------    --------
Net cash provided by financing activities...................     4,273      37,279
                                                              --------    --------
Net decrease in cash and cash equivalents...................   (35,328)     (3,850)
Cash and cash equivalents at beginning of period............    89,901      28,880
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 54,573    $ 25,030
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

    Comprehensive loss, as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was the same as net loss for the three and six months ended August 7, 1999 and July 31, 1998.

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

    As of August 7, 1999 and January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture which references the Company's $100 million 9 1/4% senior subordinated notes (the "Senior Notes").

    During the three month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of August 7, 1999 and January 31, 1999, the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)

less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying consolidated balance sheets as of August 7, 1999 and January 31, 1999.

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

NOTE 3. ACQUISITIONS.

    During the six months ended August 7, 1999, the Company acquired 15 retail locations for aggregate consideration of approximately $20,700,000. The related purchase agreements, also provide for additional consideration to be paid based on certain locations future financial performance.

    Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"). The acquisition has been recorded using the purchase method of accounting. On January 29, 1999, the Company sold substantially all of the assets of its Image subsidiary. The operating results of the retail stores acquired from Shaw are included in the Company's consolidated statements of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of the retail store assets of Shaw and the disposition of all the assets of Image had occurred on February 1, 1998. The pro forma expenses include the recurring costs that are directly attributable to the acquisition, such as interest expense and amortization of goodwill, and their related tax effects.

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                  ---------------------------------   -------------------------------
(IN THOUSANDS)                    AUGUST 7, 1999     JULY 31, 1998    AUGUST 7, 1999   JULY 31, 1998
                                  ---------------   ---------------   --------------   --------------
Net revenue.....................     $202,506          $182,794          $395,086         $368,642
Net loss........................       (2,691)          (24,714)           (3,491)         (26,760)

Basic loss per share............     $  (0.14)         $  (1.27)         $  (0.18)        $  (1.37)
Diluted loss per share..........        (0.14)            (1.27)            (0.18)           (1.37)

NOTE 4. INVENTORIES.

    Inventories consist of the following:

                                                         AUGUST 7,      JANUARY 31,
(IN THOUSANDS)                                             1999            1999
                                                         ---------      -----------
Raw materials..........................................   $   309         $   309
Finished goods.........................................    61,923          58,435
                                                          -------         -------
Total..................................................   $62,232         $58,744
                                                          =======         =======

    On a segment basis, the Company's inventories consist of the following:

                                                         AUGUST 7,      JANUARY 31,
(IN THOUSANDS)                                             1999            1999
                                                         ---------      -----------
Retail.................................................   $60,415         $56,927
Image..................................................     1,817           1,817
                                                          -------         -------
Total..................................................   $62,232         $58,744
                                                          =======         =======

NOTE 5. NONRECURRING CHARGES.

    During the three month period ended July 31, 1998, the Company reevaluated its business strategy and determined to expand its focus on its retail operations. As a result of the revised retail strategy, the Company amended the franchise agreement for one of its franchised line of retail stores, closed certain Company-owned stores, and wrote down to fair value certain retail assets, including goodwill. The Company estimated that the changes to the franchise agreement would result in franchisee claims brought against the Company. The Company recorded a $28,531,000 charge for these nonrecurring items during the three-month period ended July 31, 1998. The initial charge was subsequently reduced by $4,818,000, as revised estimates for franchisee claim reserves and store closure costs were less than initially expected. The revised estimates were offset in part by a ten store net increase in the number of stores to be closed. As of August 7, 1999, $20,835,000 of the nonrecurring charges were incurred, with $2,878,000 remaining in the reserve, which is included in accrued liabilities on the accompanying balance sheet.

    The major components of the nonrecurring charge balance, the remainder of which is included in other accrued liabilities on the balance sheet at August 7, 1999 and January 31, 1999, are as follows:

                                                              JANUARY 31,               AUGUST 7,
(IN THOUSANDS)                                                   1999        AMOUNT       1999
                                                                BALANCE     INCURRED     BALANCE
                                                              -----------   ---------   ---------
Claim reserves..............................................     $3,195      $  (490)    $2,705
Store closure & carrying costs..............................      2,822       (2,649)       173
                                                                 ------      -------     ------
                                                                 $6,017      $(3,139)    $2,878
                                                                 ======      =======     ======

NOTE 6. DEBT

    In March 1999, the Company purchased the principal amount of $4,000,000 of its Senior Notes in the open market. The amount paid approximated the face amount of the Senior Notes.

CREDIT FACILITY

    On May 18, 1999, the Company entered into an amended and restated credit facility, which provides for aggregate commitments of $75.0 million (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving facility that matures May 18, 2002. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for the Senior Credit Facility, the Company has established a cash collateral account with the lenders. As of November 10, 1999 the cash collateral account balance was $42,600,000 million. As of November 10, 1999, the Company had $5,800,000 available under the revolver. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires the Company to meet certain financial ratios. Because of the Company's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Senior Credit Facility. The Company and its Senior Credit Facility lenders have entered into a forebearance agreement with respect to such events of default, which forebearance currently extends to November 15, 1999. The Company is currently in discussions with its Senior Credit Facility lenders to amend or replace the Senior Credit Facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

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

    Intersegment sales and transfers occured as carpet was transferred from Image to the Company's retail segment. The retail segment purchases advertising, training or product sourcing services from the franchise services segment. Intersegment transactions are accounted for on the same basis as transactions with third parties.

    Identifiable assets consist of cash, property, plant and equipment used in the operations of the segment, as well as inventory, receivables and other assets directly related to the segment. The Company has no assets located outside the United States.

                                                                   FRANCHISE   INTERSEGMENT
                                        MANUFACTURING    RETAIL    SERVICES    ELIMINATIONS    TOTAL
(IN THOUSANDS)                          -------------   --------   ---------   ------------   --------
Three Months Ended August 7, 1999:
  Revenues............................     $    --      $188,965   $ 20,274      $ (6,733)    $202,506
  Operating (loss) income.............         165        (2,899)     1,019            --       (1,715)
  Interest expense....................          --           559      3,092          (489)       3,162
  Income tax (provision) benefit......          --           (68)     1,182            --        1,114
  Net (loss) income...................         179        (3,300)       430            --       (2,691)
  Total assets........................       2,038       230,894    165,506            --      398,438
                                           -------      --------   --------      --------     --------
Three Months Ended July 31, 1998:
  Revenues............................     $49,140      $ 43,464   $ 10,443      $ (7,466)    $ 95,581
  Nonrecurring charges................          --            --     28,531            --       28,531
  Operating income (loss).............       3,951         1,804    (32,763)       (2,168)     (29,176)
  Interest expense....................       1,408           919      2,767        (2,168)       2,926
  Income tax (provision) benefit......        (923)         (137)    10,574            --        9,514
  Net (loss) income...................       1,504             7    (23,111)           --      (21,600)
                                           -------      --------   --------      --------     --------
Six Months Ended August 7, 1999:
  Revenues............................     $    --      $365,734   $ 41,901      $(12,549)    $395,086
  Operating income (loss).............         165        (6,560)     5,669            --         (726)
  Interest expense....................          --         1,460      5,990        (1,489)       5,961
  Income tax benefit..................          --            54      1,098            --        1,152
  Extraordinary charge................          --            --        274            --          274
  Net (loss) income...................         179        (7,643)     3,973            --       (3,491)
                                           -------      --------   --------      --------     --------

                                                                   FRANCHISE   INTERSEGMENT
                                        MANUFACTURING    RETAIL    SERVICES    ELIMINATIONS    TOTAL
(IN THOUSANDS)                          -------------   --------   ---------   ------------   --------
Six Months Ended July 31, 1998:
  Revenues............................     $97,724      $ 83,263   $ 22,523      $(11,297)    $192,213
  Nonrecurring charges................          --            --     28,531            --       28,531
  Operating income (loss).............       8,382         1,144    (31,804)       (2,220)     (24,498)
  Interest expense....................       2,837         1,773      5,018        (4,243)       5,385
  Income tax benefit (provision)......      (2,139)          719      9,699            --        8,279
  Net (loss) income...................       3,574        (1,435)   (22,421)           --      (20,282)
                                           -------      --------   --------      --------     --------

ITEM 8. SUBSEQUENT EVENT

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

    - Maxim will be required to consummate an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    - Maxim will be required to maintain a fixed charge coverage ratio to be determined.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF MAXIM, INCLUDING THE NOTES THERETO CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

GENERAL

    During the year ended January 31, 1999, Maxim acquired the retail store assets of Shaw Industries, Inc. for consideration of 3,150,000 shares of Maxim's common stock valued at $55.2 million, an $18.0 million promissory note, adjusted to $11.5 million after the effect of purchase price adjustments, and $25.0 million in cash. These assets were purchased effective August 9, 1998, and included 266 retail floor covering centers. The acquisition of these assets resulted in a substantial increase in the number of Company-owned stores. As reflected in the following discussion, the acquisition of these assets materially impacted Maxim's financial condition and results of operations.

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

    In order to focus its full efforts and resources on the growth and efficiency of the retail operations, Maxim sold the carpet manufacturing operations of its Image subsidiary in January 1999 for total consideration of $210.7 million which included the assumption of $48.1 million in debt and short-term liabilities. With this sale of Maxim's manufacturing assets, management believes that Maxim is positioned as one of the leading retailers of flooring products on an exclusive basis. As of November 1, 1999, Maxim's retail network consisted of 323 Company-owned stores and 1,035 franchise centers/ locations.

    During the three and six months ended August 7, 1999, Maxim operated two reportable segments: retail and franchise services. During the three and six months ended July 31, 1998, Maxim operated a third reportable segment, manufacturing. The retail segment is a chain of stores and support centers. The franchise services segment includes franchise fees and related activities, general corporate charges, interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments. See Note 7 to Maxim's Consolidated Financial Statements for certain financial information relating to these three segments.

    On February 1, 1999, Maxim changed its fiscal year end from January 31 to the first Saturday following January 31. Accordingly, the second quarter of the fiscal year ending February 5, 2000 consists of the 13-week period ended
August 7, 1999. Financial results for the three and six month ended July 31, 1998 have not been restated to reflect the effects of the change in fiscal year.

RESULTS OF OPERATIONS
  THREE MONTHS ENDED AUGUST 7, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

    TOTAL REVENUES. Total revenues increased 111.9% to $202.5 million for the three months ended August 7, 1999 from $95.6 million for the three months ended July 31, 1998. The components of total revenues, exclusive of the effect of intercompany eliminations, are discussed below. Intersegment eliminations, which totaled $6.7 million for the three months ended August 7, 1999 and $7.5 for the three months ended July 31, 1998, include certain intercompany allocations.

        RETAIL REVENUE. Retail revenue consists of sales of floor covering products by Maxim's retail stores. Retail revenues increased 334.8% to $189.0 million for the three months ended August 7, 1999 from $43.5 million for the three months ended July 31, 1998. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, real same store sales growth.

        FRANCHISE SERVICES REVENUE. Franchise services revenue is generated from three primary sources: (i) one-time franchise fees from new franchisees (revenue recognized at time of franchise agreement signing), (ii) brokerage fees and/or royalties on certain floor covering products purchased by the franchisee; and (iii) franchise service fees for services and products such as advertising, which are offered to franchisees. Franchise services revenue increased 94.1% to $20.3 million for the three months ended August 7, 1999 from $10.4 million for the three months ended July 31, 1998. The increase in franchise services revenue is due to, among other things, increases in national accounts revenue, rebates from floor covering vendors and growth in the demand for franchise services, particularly the MAXCare franchise.

        MANUFACTURING REVENUE. Manufacturing revenue included the sale of manufactured carpet and polyethylene tereptalate ("PET"), fiber and flake. Manufacturing revenue for the three months ended July 31, 1998 was $49.1 million. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    GROSS PROFIT. Gross profit increased 235.0% to $76.3 million for the three months ended August 7, 1999 from $22.8 million for the three months ended
July 31, 1998. As a percentage of total revenue, gross profit was 37.7% for the three months ended August 7, 1999 compared to 23.8% for the three months ended July 31, 1998 as a result of the sale of the manufacturing segment in January 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 233.1% to $78.0 million for the three months ended August 7, 1999 from $23.4 million for the three months ended July 31, 1998. The increase in selling and administrative expenses reflects an overall growth in the size of Maxim's retail base, including the retail store assets acquired from Shaw. These stores incurred higher levels of advertising costs than other Maxim stores. These acquired stores also incurred selling, general and administrative expense relating to the integration of these stores into Maxim. As a percentage of total revenue, selling, general and administrative expenses increased to 38.5% for the three months ended August 7, 1999 from 24.5% for the three months ended July 31, 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflected Maxim's changing revenue mix. Selling, general and administrative expenses of Maxim's retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of revenue due to the purchase of Shaw's retail store assets in August 1998. With the sale of Maxim's manufacturing operations in January 1999, the retail segment comprises a substantial portion of Maxim's operations in future periods. Also contributing to the increase in selling, general and administrative expenses were increases in advertising, bad debts and compensation expenses.

    OPERATING INCOME/LOSS. Operating loss decreased to $1.7 million for the three months August 7, 1999 from $29.2 million for the three months ended
July 31, 1998. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $2.2 million for the three months ended July 31, 1998.

        RETAIL OPERATING INCOME/LOSS. Retail operating income/loss decreased to a loss of $2.9 million for the three months ended August 7, 1999 from income of $1.8 million for the three months ended July 31, 1998. This decrease was primarily due to the impact of the acquisition of the retail store assets of Shaw. These stores have higher selling, general and administrative expense related to the advertising, as well as, higher costs related to the remodeling and rebranding of these stores.

        FRANCHISE SERVICES OPERATING INCOME/LOSS. Franchise services operating income/loss increased to income of $1.0 million for the three months ended August 7, 1999 from a loss of $32.8 million for the three months ended
    July 31, 1998. The loss in the prior period was primarily due to a $28.5 million nonrecurring charge related to the re-evaluation of the Company's business strategy.

        MANUFACTURING OPERATING INCOME/LOSS. Manufacturing operating income was $4.0 million for the three months ended July 31, 1998. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    INTEREST EXPENSE. Interest expense increased 8.1% to $3.2 million for the three months ended August 7, 1999 from $2.9 million for the three months ended July 31, 1998, due principally to a higher interest rate during the three months ended August 7, 1999. See "Liquidity and Capital Resources."

    INCOME TAX BENEFIT. Maxim recorded an income tax benefit of $1.1 million for the three months ended August 7, 1999 compared to a $9.5 million benefit for the three months ended July 31, 1998. The decrease in income tax benefit is due to Maxim recording less of a loss for the three month period ended August 7, 1999 as compared to the three month period ended July 31, 1998.

SIX MONTHS ENDED AUGUST 7, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998

    TOTAL REVENUES. Total revenues increased 105.5% to $395.1 million for the six months ended August 7, 1999, from $192.2 million for the six months ended July 31, 1998. The components of total revenues, exclusive of the effect of intercompany eliminations, are discussed below. Intersegment eliminations, which totaled $12.5 million for the six months ended August 7, 1999 and $11.3 million for the six months ended July 31, 1998, include certain intercompany allocations.

        RETAIL REVENUE. Retail revenues increased 339.3% to $365.7 million for the six months ended August 7, 1999 from $83.3 million for the six months ended July 31, 1998. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, real same store sales growth.

        FRANCHISE SERVICES REVENUE. Franchise services revenue increased 86.0% to $41.9 million for the six months ended August 7, 1999 from $22.5 million for the six months ended July 31, 1998. The increase in franchise services revenue is due to, among other things, increases in national accounts revenue, rebates from floor covering vendors and growth in the demand for franchise services, particularly the MAXCare franchise.

        MANUFACTURING REVENUE. Manufacturing revenue for the six months ended July 31, 1998 was $97.7 million. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    GROSS PROFIT. Gross profit increased 200.9% to $149.9 million for the six months ended August 7, 1999 from $49.8 million for the six months ended
July 31, 1998. As a percentage of total revenue, gross profit was 37.9% for the six months ended August 7, 1999 compared to 25.9% for the six months ended
July 31, 1998 as a result of the sale of the manufacturing segment in January 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 229.0% to $150.7 million for the six months ended August 7, 1999 from $45.8 million for the six months ended July 31, 1998. The increase in selling, general and administrative expenses reflects an overall growth in the size of Maxim's retail base, including the retail store assets acquired from Shaw. These stores incurred higher levels of advertising costs than other Maxim Brands. These acquired stores also incurred selling, general and administrative expense relating to the integration of these stores into Maxim. As a percentage of total revenue, selling, general and administrative expenses increased to 38.1% for the six months ended August 7, 1999 from 23.8% for the six months ended July 31, 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflect Maxim's changing revenue mix. Selling, general and administrative expenses of Maxim's retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of revenue due to the purchase of Shaw's retail store assets in August 1998. With the sale of Maxim's manufacturing operations in January 1999, the retail segment comprises a substantial portion of Maxim's operations in future periods. Increases in advertising, bad debt and compensation expenses also contributed to the increase in total selling, general and administrative expenses.

    OPERATING INCOME/LOSS. Operating income/loss increased to a loss of $726,000 for the six months ended August 7, 1999 from a loss of $24.5 million for the six months ended July 31, 1998. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $2.2 million for the six months ended
July 31, 1998.

        RETAIL OPERATING INCOME/LOSS. Retail operating income/loss decreased to a loss of $6.6 million for the six months ended August 7, 1999 from income of $1.1 million for the six months ended July 31, 1998. This decrease was primarily due to the impact of the acquisition of the retail store assets of Shaw. These stores have higher selling, general and administrative expense related to advertising, as well as, higher costs related to the remodeling of these stores.

        FRANCHISE SERVICES OPERATING INCOME/LOSS. Franchise services operating income/loss increased to income of $5.7 million for the six months ended August 7, 1999 from a loss of $31.8 million for the six months ended
    July 31, 1998. The loss incurred in 1998 was primarily due to $28.5 million of nonrecurring charges related to the re-evaluation of the Company's business strategy.

        MANUFACTURING OPERATING INCOME/LOSS. Manufacturing operating income was $8.4 million for the six months ended July 31, 1999. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    INTEREST EXPENSE. Interest expense increased 10.7% to $6.0 million for the six months ended August 7, 1999 from $5.4 million for the six months ended
July 31, 1998 due principally to a higher interest rate during fiscal 1999. See "Liquidity and Capital Resources."

    INCOME TAX BENEFIT. Maxim recorded an income tax benefit of $1.2 million for the six months ended August 7, 1999 compared to a $8.3 million benefit for the six months ended July 31, 1998. The decrease in income tax benefit is due to Maxim recording less of a loss for the six months ended August 7, 1999.

    EXTRAORDINARY CHARGE. The extraordinary charge recorded in the six months ended August 7, 1999 resulted from the repurchase of $4.0 million principal amount Senior Notes and the write-off of unamortized financing fees and discounts associated with the purchase of the Senior Notes. The total charge amounted to $295,000, which was tax effected by $21,000 for the six months ended August 7, 1999.

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

    CREDIT FACILITY. On May 18, 1999, Maxim entered into an amended and restated credit facility, which provides for aggregate commitments of $75 million (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving facility that matures May 18, 2002. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for its obligations under the Senior Credit Facility, Maxim established a cash collateral account with the lenders. As of November 10, 1999, the cash collateral account balance was $42.6 million. As of November 10, 1999, the Company had $5.8 million available under the Senior Credit Facility. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires Maxim to meet certain financial ratios. Because of Maxim's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Senior Credit Facility. Maxim and its Senior Credit Facility lenders have entered into a forbearance agreement with respect to such events of default, which forbearance currently extends to November 15, 1999. Maxim is currently in discussions with its Senior Credit Facility lenders to amend or replace such facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

    SENIOR SUBORDINATED NOTES. On October 16, 1997, Maxim issued $100 million of 9 1/4% Senior Subordinated Notes due 2007 (the "Senior Notes"). The proceeds to Maxim from the offering of the Senior Notes were approximately $96 million net of an initial issue discount, fees and related costs. Maxim used the net proceeds from the offering of the Senior Notes to repay all borrowings then outstanding under its revolving credit facility of approximately $82.7 million and for general corporate purposes, including capital expenditures.

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

    On November 12, 1998, Maxim notified the Trustee under the Indenture of its default of the restricted payment covenant in the Indenture. In accordance with the terms of the Indenture, the Trustee on November 17, 1998 notified Maxim that such default would become an event of default on December 17, 1998 (30 days after the date of the Trustee's notice to Maxim) if not cured or waived prior to that date. To date, Maxim has not been able to obtain the consent of the Noteholders for a waiver of this covenant violation. Accordingly, the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may declare all unpaid principal of, premium, if any, and accrued and unpaid interest on all such Senior Notes to be due and payable.

    Because either the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may accelerate payment of the Senior Notes, the Senior Notes are classified as a current liability on Maxim's August 7, 1999 balance sheets. If Maxim receives the requisite consent to the waiver from the Senior Noteholders, however, the Senior Notes will again be classified as long-term debt of Maxim.

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

    - Maxim will be required to consummate an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    - Maxim will be required to maintain a fixed charge coverage ratio to be determined.

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

    SYNTHETIC LEASE FINANCING. Maxim has established a $10.0 million synthetic lease facility with a lending group with amounts outstanding of approximately $5.0 million as of November 1, 1999. Under the synthetic lease facility, which is scheduled to mature no later than November 2003, Maxim has the ability to direct the lender group to make loans to First Security Bank, National Association, in its capacity as the co-owner-trustee under the facility. These loans may be used for acquisition, development or expansion of Maxim's flooring center locations, which financed locations are then leased back by the co-owner-trustee to Maxim or a designated subsidiary. Maxim has guaranteed repayment of the amounts outstanding under the facility. The facility contains various financial and nonfinancial covenants. As of January 31, 1999, Maxim was not in compliance with certain of these covenants and Maxim obtained a waiver from the lenders under the synthetic lease facility. These lenders have waived such noncompliance and any right to accelerate payment of amounts outstanding under the facility because of such noncompliance.

    GOING CONCERN The accompanying condensed consolidated financial statements of the Company have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    As of August 7, 1999 and January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture which references the Senior Notes.

    During the three month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of August 7, 1999 and January 31, 1999, the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying consolidated balance sheets as of August 7, 1999 and January 31, 1999.

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

    Management does not believe that it is feasible to predict or determine the final outcome of the class action lawsuits or the SEC inquiry or their effect on Maxim's financial results, its business or its management. In addition, management does not believe it is feasible to estimate the amounts or potential range of loss with respect thereto. The potential outcomes or resolutions of the class action lawsuits could include a judgement against Maxim or settlements that could require substantial payments by Maxim. Potential outcomes of the SEC inquiry could include administrative or other sanctions being imposed on Maxim and/or certain of its officers. In addition, the timing of the final resolution of these matters is uncertain. Material adverse outcomes with respect to the class action lawsuits or the SEC inquiry could have a material adverse effect on Maxim's financial condition, results of operations and cash flows.

    CASH FLOWS. During the six months ended August 7, 1999, operating activities used $13.7 million compared to $10.0 million used the six months ended July 31, 1998. The increase in cash used in operating activities resulted primarily from an increase in accounts receivable. The increase in accounts receivable was mainly due to higher sales of floor covering products to franchisees and other carpet retailers.

    During the six months ended August 7, 1999, investing activities used
$25.9 million compared to using $31.2 million for the six months ended July 31, 1998. The decrease in cash used is primarily due to the reduced level of capital expenditures offset by increased cash used to purchase additional retail locations.

    During the six months ended August 7, 1999, financing activities provided $4.3 million compared to $37.3 million provided for the six months ended
July 31, 1998. This decrease is primarily due to the early extinguishment of $4.0 million principal amount of the senior subordinated notes and reduced borrowings under the revolving line of credit.

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

SEASONALITY

    Historically, Maxim's retail floor covering sales are subject to some seasonal fluctuation typical to the floor covering industry. Higher sales occur in the summer and fall months during Maxim's second and third quarters, and lower sales occur during the fourth quarter holiday season. Increases occur in the second quarter as construction schedules increase during the summer, and the largest increase occurs in the third quarter due to a combination of ongoing construction and pre-Christmas home remodeling.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE SENSITIVITY. Maxim has limited exposure to market volatility in interest rates. As of August 7, 1999, exposure from interest rates was not material to Maxim's financial position, results of operations, or cash flows, as $95.4 million of Maxim's $128.9 million of debt has been fixed at a rate of 9 1/4% until 2007. In the event that the 9 1/4% notes are called by the noteholders or the Company elects to purchase the Senior Notes, the Company will be subject to interest rate volatility based on the market's forward curve. The Company also had two interest rate swap agreements for a total notional amount of less than $2.5 million. These swap agreements were terminated in May 1999. Based on

Maxim's low overall floating interest rate exposure at August 7, 1999, a near-term 100 basis point change in interest rates would not materially effect Maxim's financial statements.

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

    The majority of Maxim's sales and purchases are denominated in U.S. dollars and it is Maxim's policy to eliminate short-term exchange rate volatility in the event foreign currency transactions occur. As of August 7, 1999, there was no exposure to foreign currency exchange rate volatility.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Maxim is currently in default of the restricted payment covenant contained in the indenture pursuant to which its 9 1/4% Senior Subordinated Notes were issued. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Senior Subordinated Notes" included elsewhere herein for additional information concerning this default.

ITEM 6. EXHIBITS AND REPOTS ON FORM 8-K

(A) Exhibits

    27.1 Financial Data Schedule (For SEC use only)

(B) Reports on Form 8-K

    The following report on Form 8-K was filed during the three months ended August 7, 1999: current report on Form 8-K dated February 1, 1999, regarding change in fiscal year.

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