Form 10-Q
period 1999-11-06
MAXIM GROUP INC /
filed 1999-12-21
CIK 910468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Quarterly Period Ended November 6, 1999

Commission File No. 1-13099

THE MAXIM GROUP, INC.
A Delaware Corporation
(IRS Employer Identification No. 58-2060334)
210 TownPark Drive
Kennesaw, Georgia 30144
(678) 355-4000

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

Common Stock, $.001 par value 9 1/4% Senior Subordinated Notes Due 2007	New York Stock Exchange, Inc. New York Stock Exchange, Inc.
(TITLE OF EACH CLASS)	(NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of the registrant's classes of common Stock, as of the latest practicable date:

Common Stock, $.001 par value Class	19,038,347 Outstanding at December 17, 1999

Part 1 Financial Information
Item 1. Financial Statements.

THE MAXIM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 6, 1999	January 31, 1999
	(Unaudited)

ASSETS
Cash and cash equivalents	$64,899	$89,901
Current portion of franchise license fees receivable	2,548	2,013
Current portion of notes receivable	2,444	3,405
Receivables	63,479	52,607
Inventories	62,831	58,744
Refundable income taxes	4,766	—
Deferred income taxes	7,361	7,361
Prepaid expenses	8,148	6,316

Total current assets	216,476	220,347
Property, plant and equipment, net	82,829	71,766
Franchise license fees receivable, less current portion	4,373	2,337
Notes receivable from franchisees, less current portion	6,825	8,228
Deferred income taxes	1,465	1,065
Intangible assets	83,103	71,341
Other assets	15,180	13,684

Total assets	$410,251	$388,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$42,227	$16,952
Senior subordinated notes	95,462	99,387
Current portion of capital lease obligations	5,245	6,635
Accounts payable	37,101	26,706
Rebates payable to franchisees	6,905	749
Deposits	17,688	14,769
Deferred revenue	4,170	2,254
Income taxes payable	—	2,633
Other accrued liabilities	43,369	55,827

Total current liabilities	252,167	225,912

Long-term debt, less current portion	6,410	4

Capital lease obligations, less current portion	1,092	1,469

Other long-term liabilities	—	516

Stockholders' equity:
Common stock-shares issued: 21,404,247 and 21,315,664 as of November 6, 1999 and January 31, 1999, respectively	21	21
Additional paid-in capital	186,553	185,828
Retained earnings (deficit)	(778)	9,836
Unrealized holding loss on investments	(396)	—
Treasury stock-shares at cost: 2,365,900 as of November 6, 1999 and January 31, 1999	(34,818)	(34,818)

Total stockholders' equity	150,582	160,867

Total liabilities and stockholders' equity	$410,251	$388,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAXIM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 6, 1999	October 31, 1998	November 6, 1999	October 31, 1998

Revenues:
Sales of floor covering products	$187,278	$235,116	$559,047	$401,934
Fees from franchise services	10,485	4,558	32,223	13,807
Fiber and PET sales	—	8,257	—	20,431
Other	1,080	1,641	2,659	5,613

Total revenues	198,843	249,572	593,929	441,785
Cost of sales	120,358	163,599	365,515	305,984

Gross profit	78,485	85,973	228,414	135,801
Selling, general and administrative expenses	83,201	77,352	233,856	123,147
Nonrecurring charges	—	—	—	28,531

Operating (loss) income	(4,716)	8,621	(5,442)	(15,877)
Other income (expense):
Interest income	468	345	2,437	763
Interest expense	(3,179)	(4,296)	(9,140)	(9,681)
Other, net	304	—	653	904

(Loss) income before income taxes and extraordinary charge	(7,123)	4,670	(11,492)	(23,891)
Benefit (provision) for income taxes	—	(2,039)	1,152	6,240

(Loss) income before extraordinary charge	(7,123)	2,631	(10,340)	(17,651)
Extraordinary charge on early retirement of debt, net of tax benefit	—	(377)	(274)	(377)

Net (loss) income	(7,123)	2,254	(10,614)	(18,028)
Unrealized holding loss on investments	(396)	—	(396)	—

Comprehensive (loss) income	$(7,519)	$2,254	$(11,010)	$(18,028)

Basic (loss) earnings per share before extraordinary charge	$(0.37)	$0.14	$(0.54)	$(1.02)
Extraordinary charge per share	—	(0.02)	(0.01)	(0.02)

Basic (loss) earnings per share	$(0.37)	$0.12	$(0.55)	$(1.04)

Diluted (loss) earnings per share before extraordinary charge	$(0.37)	$0.13	$(0.54)	$(1.02)
Extraordinary charge per share	—	(0.02)	(0.01)	(0.02)

Diluted (loss) earnings per share	$(0.37)	$0.11	$(0.55)	$(1.04)

Weighted average common shares	19,234	19,428	19,234	17,385

Weighted average common shares and equivalents	19,234	20,241	19,234	17,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAXIM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	November 6, 1999	October 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,614)	$(18,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Nonrecurring charges	—	7,540
Depreciation and amortization	9,739	13,154
Deferred income taxes	(445)	(6,611)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,652)	(12,800)
Inventories	(1,426)	(20,023)
Refundable income taxes	(4,766)	693
Prepaid expenses and other assets	(4,878)	(13,180)
Accounts payable and other liabilities	4,045	57,689

Net cash (used in) provided by operating activities	(14,997)	8,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,952)	(46,382)
Acquisitions, net of cash acquired	(14,582)	(25,354)

Net cash used in investing activities	(29,534)	(71,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	325	3,960
Purchase of treasury stock	—	(19,924)
Long-term debt proceeds	25,254	128,482
Long-term debt payments	(4,283)	(43,461)
Principal payments on capital lease obligations	(1,767)	(376)

Net cash provided by financing activities	19,529	68,681

Net (decrease) increase in cash and cash equivalents	(25,002)	5,379
Cash and cash equivalents at beginning of period	89,901	28,880

Cash and cash equivalents at end of period	$64,899	$34,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAXIM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies.

Consolidated Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim results for the three and nine month periods ended November 6, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending February 5, 2000. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, as filed with the Securities and Exchange Commission.

    Comprehensive loss/income, as defined by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is presented in the Condensed Consolidated Statements of Operations.

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

Going Concern

    The accompanying condensed consolidated financial statements of the Company have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    As of November 6, 1999 and January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture pursuant to which the Company's $100,000,000 9 1/4% senior subordinated notes (the "Senior Notes") were issued.

    During the three month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of November 6, 1999 and January 31, 1999, the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the aggregate outstanding principal amount of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying condensed consolidated balance sheets as of November 6, 1999 and January 31, 1999.

    As of December 17, 1999, the Company's available borrowings under its Senior Credit Facility plus cash on hand were not sufficient to repay the Senior Notes if such Senior Notes were declared due and payable.

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

    Additionally, the Company is currently in negotiations with its senior lenders to amend or replace its Senior Credit Facility to allow for enhanced availability, an extended maturity date, and improved advance ratios on existing collateral.

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

Note 3. Acquisitions.

    During the nine months ended November 6, 1999, the Company acquired 15 retail locations for aggregate consideration of approximately $20,700,000. The related purchase agreements provide for additional consideration to be paid based on the future financial performance of certain of the acquired locations.

    Effective August 9, 1998, the Company acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"). The acquisition has been recorded using the purchase method of accounting. On January 29, 1999, the Company sold substantially all of the assets of its Image subsidiary. The operating results of the retail stores acquired from Shaw are included in the Company's condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of the retail store assets of Shaw and the disposition of all the assets of Image had occurred on February 1, 1998. The pro forma expenses include the recurring costs that are directly attributable to the acquisition, such as interest expense and amortization of goodwill, and their related tax effects.

	Three Months Ended		Nine Months Ended
	November 6, 1999	October 31, 1998	November 6, 1999	October 31, 1998
(In thousands)

Net revenue	$198,843	$195,148	$593,929	$563,790
Net loss	(7,123)	(211)	(10,614)	(26,937)
Basic loss per share	$(0.37)	$(0.01)	$(0.55)	$(1.38)
Diluted loss per share	(0.37)	(0.01)	(0.55)	(1.38)

Note 4. Inventories.

    Inventories consist of the following:

	November 6, 1999	January 31, 1999
(In thousands)

Raw materials	$309	$309
Finished goods	62,522	58,435

Total	$62,831	$58,744

    On a segment basis, the Company's inventories consist of the following:

	November 6, 1999	January 31, 1999
(In thousands)

Retail	$62,522	$56,927
Image	309	1,817

Total	$62,831	$58,744

Note 5. Nonrecurring Charges.

    During the three month period ended July 31, 1998, the Company reevaluated its business strategy and determined to expand its focus on its retail operations. As a result of the revised retail strategy, the Company amended the franchise agreement for one of its franchised line of retail stores, closed certain Company-owned stores, and wrote down to fair value certain retail assets, including goodwill. The Company estimated that the changes to the franchise agreement would result in franchisee claims brought against the Company. The Company recorded a $28,531,000 charge for these nonrecurring items during the three-month period ended July 31, 1998. The initial charge was subsequently reduced by $4,818,000, as revised estimates for franchisee claim reserves and store closure costs were less than initially expected. The revised estimates were offset in part by a ten store net increase in the number to be closed. As of November 6, 1999, $21,633,000 nonrecurring charges were incurred, with $2,080,000 remaining in the reserve, which is included in accrued liabilities on the accompanying condensed consolidated balance sheet.

    The major components of the nonrecurring charge balance are as follows:

	January 31, 1999	Amount Incurred	November 6, 1999
(In thousands)

Claim reserves	$3,195	$(1,115)	$2,080
Store closure and carrying costs	2,822	(2,822)	—

	$6,017	$(3,937)	$2,080

Note 6. Debt

    In March 1999, the Company purchased the principal amount of $4,000,000 of its Senior Notes in the open market. The amount paid approximated the face amount of the Senior Notes.

    In an effort to resolve the default under its Senior Notes, Maxim has reached an agreement in principle with an ad hoc committee consisting of Noteholders who own a majority of the principal amount of the outstanding Senior Notes. Pursuant to the agreement in principle, Maxim has commenced an offer to purchase not less than $40,000,000 of Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges. Maxim is required to pay a cash consent fee of $50 per $1,000 principal amount of Senior Notes to those Noteholders who consent to the default waiver and whose Senior Notes are not purchased by Maxim.

    Under the terms of the pending offer to purchase and consent solicitation, the following additional terms would apply to Senior Notes which are not purchased by Maxim:

    The interest rate would increase from 9 1/4% per annum to 12 3/4% per annum and would increase by 25 basis points on October 15, 2000 and further increase every six months thereafter (increasing instead by 50 basis points if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B-");

    The Senior Notes would be secured by a second lien on certain assets;

    Maxim would, on an annual basis beginning on February 7, 2001, be required to consummate an offer to purchase not less than $10,000,000 of outstanding Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges (increasing to 103% if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B");

    Maxim would be required to consummate an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    Maxim would be required to maintain a fixed charge coverage ratio to be determined.

    Consummation of the transactions contemplated by the agreement in principle is subject to, among other things, negotiation of an amended or replacement senior credit facility acceptable to Maxim and the Noteholders, receipt of consents from Noteholders representing at least a majority in aggregate principal amount of outstanding Senior Notes, and certain other customary conditions. Maxim expects to complete the transactions contemplated by the offer to purchase and consent solicitation during the fourth quarter of fiscal 2000. There can be no assurance that such a waiver will ultimately be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes could be accelerated by the trustee or the holders of not less than 25% of the aggregate outstanding principal amount of the Senior Notes.

Credit Facility

    On May 18, 1999, the Company entered into an amended and restated credit facility, which provides for aggregate commitments of $75,000,000 (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving facility that matures May 18, 2002. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for the Senior Credit Facility, the Company has established a cash collateral account with the lenders. As of December 17, 1999 the cash collateral account balance was approximately $42,600,000. As of December 17, 1999, the Company had approximately $1,200,000 available under the revolver. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires the Company to meet certain financial ratios. Because of the Company's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Senior Credit Facility. The Company and its Senior Credit Facility lenders have entered into a forebearance agreement with respect to such events of default, which forebearance currently extends to January 31, 2000. The Company is currently in discussions with its Senior Credit Facility lenders to amend or replace the Senior Credit Facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

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

Note 7. Segment Information.

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal year 1999 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, the Company has identified three reportable segments through which it conducts its operating activities: retail, manufacturing and franchise services. These three segments reflect an aggregation of the operating segments used by Company management for making decisions and assessing performance. Management determines operating segments based primarily upon the operations' line of business and geographic location. Operating segments were aggregated into reportable segments based upon characteristics such as products and services, operating methods, customers, and distribution methods. The retail segment is comprised of retail floor covering stores and distribution support centers. The manufacturing segment is comprised of the operations of Image. With the sale of substantially all the assets of Image on January 29, 1999, Maxim no longer engages in manufacturing operations. The franchise services segment includes store development, marketing, advertising, production, consumer credit, training and product sourcing activities as well as interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments.

    Intersegment sales and transfers occured as carpet was transferred from Image to the Company's retail segment. The retail segment purchases advertising, training or product sourcing services from the franchise services segment. Intersegment transactions are accounted for on the same basis as transactions with third parties.

Note 8. Contingencies.

    Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. In addition, the Securities and Exchange Commission ("SEC") has commenced an informal inquiry in connection with the matters relating to the restatement.

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

	Manufacturing	Retail	Franchise Services	Intersegment Eliminations	Total
(In thousands)

Three Months Ended November 6, 1999:
Revenues	$—	$185,388	$19,539	$(6,084)	$198,843
Operating (loss) income	—	(1,296)	(3,420)	—	(4,716)
Interest expense	—	142	3,037	—	3,179
Income tax (provision) benefit	—	—	—	—	—
Net (loss) income	—	(1,153)	(5,970)	—	(7,123)
Total assets	530	239,853	169,868	—	410,251

Three Months Ended October 31, 1998:
Revenues	$54,424	$190,625	$15,217	$(10,694)	$249,572
Operating income (loss)	4,994	2,995	(76)	708	8,621
Interest expense	1,543	999	4,134	(2,380)	4,296
Income tax (provision) benefit	(1,117)	(569)	(353)	—	(2,039)
Extraordinary charge	—	—	377	—	377
Net (loss) income	2,465	703	(914)	—	2,254

Nine Months Ended November 6, 1999:
Revenues	$—	$551,122	$61,440	$(18,633)	$593,929
Operating income (loss)	—	(7,856)	2,414	—	(5,442)
Interest expense	—	1,602	9,027	(1,489)	9,140
Income tax benefit	—	54	1,098	—	1,152
Extraordinary charge	—	—	274	—	274
Net (loss) income	—	(8,796)	(1,818)	—	(10,614)

Nine Months Ended October 31, 1998:
Revenues	$152,148	$273,888	$37,740	$(21,991)	$441,785
Nonrecurring charges	—	—	28,531	—	28,531
Operating income (loss)	13,376	4,139	(31,880)	(1,512)	(15,877)
Interest expense	4,380	2,772	9,152	(6,623)	9,681
Income tax (provision) benefit	(3,256)	150	9,346	—	6,240
Extraordinary charge	—	—	377	—	377
Net (loss) income	6,039	(732)	(23,335)	—	(18,028)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Maxim, including the notes thereto contained in this Quarterly Report on Form 10-Q.

General

    During the year ended January 31, 1999, Maxim acquired the retail store assets of Shaw Industries, Inc. for consideration of 3,150,000 shares of Maxim's common stock valued at $55.2 million, an $18.0 million promissory note, adjusted to $10.0 million after the effect of purchase price adjustments, and $25.0 million in cash. These assets were purchased effective August 9, 1998, and included 266 retail floor covering centers. The acquisition of these assets resulted in a substantial increase in the number of Company-owned stores. As reflected in the following discussion, the acquisition of these assets materially impacted Maxim's financial condition and results of operations.

    The acquired retail stores are currently being integrated into Maxim. Maxim is evaluating the strengths of the acquired brands and is currently making merchandise shifts to maximize the stores' potential. Changes will include rebranding of these stores to the newly established Flooring America brand, adjusting merchandising fixtures and displays, closing or selling certain stores and reviewing current operational practices at each store.

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

    In order to focus its full efforts and resources on the growth and efficiency of the retail operations, Maxim sold the carpet manufacturing operations of its Image subsidiary in January 1999 for total consideration of $210.7 million which included the assumption of $48.1 million in debt and short-term liabilities. With this sale of Maxim's manufacturing assets, management believes that Maxim is positioned as one of the leading speciality retailers of flooring products. As of November 1, 1999, Maxim's retail network consisted of 323 Company-owned stores and 1,035 franchise centers/locations.

    During the three and nine months ended November 6, 1999, Maxim operated two reportable segments: retail and franchise services. During the three and nine months ended October 31, 1998, Maxim operated a third reportable segment, manufacturing. The retail segment is a chain of stores and support centers. The franchise services segment includes franchise fees and related activities, general corporate charges, interest expense and corporate non-operating items not directly relating to the manufacturing or retail segments. See Note 7 to Maxim's Condensed Consolidated Financial Statements for certain financial information relating to these three segments.

    On February 1, 1999, Maxim changed its fiscal year end from January 31 to the first Saturday following January 31. Accordingly, the third quarter of the fiscal year ending February 5, 2000 consists of the 13-week period ended November 6, 1999. Financial results for the three and nine month ended October 31, 1998 have not been restated to reflect the effects of the change in fiscal year.

Results of Operations

    Three Months Ended November 6, 1999 Compared to Three Months Ended October 31, 1998

    Total Revenues.  Total revenues decreased 20.3% to $198.8 million for the three months ended November 6, 1999 from $249.6 million for the three months ended October 31, 1998. The components of total revenues, exclusive of the effect of intercompany eliminations, are discussed below. Intersegment eliminations, which totaled $6.1 million for the three months ended November 6, 1999 and $10.7 million for the three months ended October 31, 1998, include certain intercompany allocations.

      Retail Revenue.  Retail revenue consists of sales of floor covering products by Maxim's retail stores. Retail revenues decreased 2.7% to $185.4 million for the three months ended November 6, 1999 from $190.6 million for the three months ended October 31, 1998. The decrease in retail sales of floor covering products was primarily due to less demand in the commercial and builder sectors in certain markets.

      Franchise Services Revenue.  Franchise services revenue is generated from three primary sources: (i) one-time franchise fees from new franchisees; (ii) brokerage fees and/or royalties on certain floor covering products purchased by the franchisee; and (iii) franchise service fees for services and products such as advertising, which are offered to franchisees. Franchise services revenue increased 28.4% to $19.5 million for the three months ended November 6, 1999 from $15.2 million for the three months ended October 31, 1998. The increase in franchise services revenue is due to, among other things, increases in rebates from floor covering vendors and growth in the demand for franchise services.

      Manufacturing Revenue.  Manufacturing revenue of $54.4 million for the three months ended October 31, 1998 included the sale of manufactured carpet and polyethylene tereptalate ("PET"), fiber and flake. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    Gross Profit.  Gross profit decreased 8.7% to $78.5 million for the three months ended November 6, 1999 from $86.0 million for the three months ended October 31, 1998. As a percentage of total revenue, gross profit was 39.5% for the three months ended November 6, 1999 compared to 34.4% for the three months ended October 31, 1998 as a result of the sale of the manufacturing segment in January 1999. The manufacturing segment experienced a lower gross margin percentage than Maxim's retail and franchise services segments.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7.6% to $83.2 million for the three months ended November 6, 1999 from $77.4 million for the three months ended October 31, 1998. As a percentage of total revenue, selling, general and administrative expenses increased to 41.8% for the three months ended November 6, 1999 from 31.0% for the three months ended October 31, 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflected Maxim's changing revenue mix, increased advertising cost and certain one-time professional fees. Selling, general and administrative expenses of Maxim's retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of revenue. With the sale of Maxim's manufacturing operations in January 1999, the retail segment comprises a substantial portion of Maxim's operations in future periods. Also contributing to the increase in selling, general and administrative expenses were one-time charges for professional and legal fees of approximately $3.7 million, along with increases in consulting fees of $1.2 million for costs associated with Year 2000 remediation. The one-time charges for professional and legal fees are related to the restatement of fiscal 1999 financial results.

    Operating Income/Loss.  Operating income/loss decreased to a loss of $4.7 million for the three months ended November 6, 1999 from income of $8.6 million for the three months ended October 31, 1998. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $708,000 for the three months ended October 31, 1998.

      Retail Operating Income/Loss. Retail operating income/loss decreased to a loss of $1.3 million for the three months ended November 6, 1999 from income of $3.0 million for the three months ended October 31, 1998. This decrease was primarily due to a decrease in revenue, as well as, higher selling, general and administrative expense related to advertising.

      Franchise Services Operating Income/Loss. Franchise services operating loss increased to $3.7 million for the three months ended November 6, 1999 from a loss of $76,000 for the three months ended October 31, 1998. This increased loss was due to higher selling, general and administrative expenses, including professional and legal fees, incurred during the three months ended November 6, 1999.

      Manufacturing Operating Income/Loss. Manufacturing operating income was $5.0 million for the three months ended October 31, 1998. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    Interest Expense.  Interest expense decreased 26.0% to $3.2 million for the three months ended November 6, 1999 from $4.3 million for the three months ended October 31, 1998, due principally to a reduction in debt levels. See "Liquidity and Capital Resources."

    Income Tax Benefit.  Maxim recorded no income taxes for the three months ended November 6, 1999 compared to a $2.0 million benefit for the three months ended October 31, 1998. An income tax benefit was not recorded for the three months ended November 6, 1999 due to fully utilizing the carry back potential of the deferred tax assets on Maxim's condensed consolidated balance sheet in prior quarters. Maxim has also not reflected a benefit for the potential loss carry forward for future periods.

Nine Months Ended November 6, 1999 Compared to Nine Months Ended October 31, 1998

    Total Revenues.  Total revenues increased 34.4% to $593.9 million for the nine months ended November 6, 1999, from $441.8 million for the nine months ended October 31, 1998. The components of total revenues, exclusive of the effect of intercompany eliminations, are discussed below. Intersegment eliminations, which totaled $18.6 million for the nine months ended November 6, 1999 and $22.0 million for the nine months ended October 31, 1998, include certain intercompany allocations.

      Retail Revenue. Retail revenues increased 101.2% to $551.0 million for the nine months ended November 6, 1999 from $273.9 million for the nine months ended October 31, 1998. The growth in retail sales of floor covering products was primarily due to the impact of the acquisition of the retail store assets of Shaw.

      Franchise Services Revenue. Franchise services revenue increased 62.8% to $61.4 million for the nine months ended November 6, 1999 from $37.7 million for the nine months ended October 31, 1998. The increase in franchise services revenue is due to, among other things, increases in rebates from floor covering vendors, advertizing, distribution and growth in the demand for franchise services.

      Manufacturing Revenue. Manufacturing revenue for the nine months ended October 31, 1998 was $152.1 million. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    Gross Profit.  Gross profit increased 68.2% to $228.4 million for the nine months ended November 6, 1999 from $135.8 million for the nine months ended October 31, 1998. As a percentage of total revenue, gross profit was 38.5% for the nine months ended November 6, 1999 compared to 30.7% for the nine months ended October 31, 1998 as a result of the sale in January 1999 of the manufacturing segment which had lower gross margins.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 89.9% to $233.9 million for the nine months ended November 6, 1999 from $123.1 million for the nine months ended October 31, 1998. The increase in selling, general and administrative expenses reflects an overall growth in the size of Maxim's retail base, including the retail store assets acquired from Shaw. These stores incurred higher levels of advertising costs than other Maxim Brands. These acquired stores also incurred selling, general and administrative expense relating to the integration of these stores into Maxim. As a percentage of total revenue, selling, general and administrative expenses increased to 39.4% for the nine months ended November 6, 1999 from 27.9% for the nine months ended October 31, 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflect Maxim's changing revenue mix and increased consulting and professional fees. Selling, general and administrative expenses of Maxim's retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of revenue due to the purchase of Shaw's retail store assets in August 1998. With the sale of Maxim's manufacturing operations in January 1999, the retail segment comprises a substantial portion of Maxim's operations in future periods. Increases in advertising and certain one-time professional fees also contributed to the increase in total selling, general and administrative expenses.

    Operating Income/Loss.  Operating loss decreased to $5.4 million for the nine months ended November 6, 1999 from a loss of $15.9 million for the nine months ended October 31, 1998. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $1.5 million for the nine months ended October 31, 1998.

      Retail Operating Income/Loss. Retail operating income/loss decreased to a loss of $7.9 million for the nine months ended November 6, 1999 from income of $4.1 million for the nine months ended October 31, 1998. This decrease was primarily due to the impact of the acquisition of the retail store assets of Shaw, as well as a decrease in revenue of these retail stores for the three months ended November 6, 1999. These stores have higher selling, general and administrative expense related to advertising, as well as, higher costs related to the remodeling of these stores.

      Franchise Services Operating Income/Loss. Franchise services operating income/loss increased to income of $2.0 million for the nine months ended November 6, 1999 from a loss of $31.9 million for the nine months ended October 31, 1998. The loss incurred in 1998 was primarily due to $28.5 million of nonrecurring charges related to the re-evaluation of the Company's business strategy.

      Manufacturing Operating Income/Loss. Manufacturing operating income was $13.4 million for the nine months ended October 31, 1998. With the sale of substantially all the assets of Image in January 1999, Maxim no longer engages in manufacturing operations.

    Interest Expense.  Interest expense decreased 5.6% to $9.1 million for the nine months ended November 6, 1999 from $9.7 million for the nine months ended October 31, 1998 due to lower debt levels during fiscal 1999. See "Liquidity and Capital Resources."

    Income Tax Benefit.  Maxim recorded an income tax benefit of $1.2 million for the nine months ended November 6, 1999 compared to a $6.2 million benefit for the nine months ended October 31, 1998. The decrease in income tax benefit is due to Maxim recording less of a loss for the nine months ended November 6, 1999.

    Extraordinary Charge.  The extraordinary charge recorded in the nine months ended November 6, 1999 resulted from the repurchase of $4.0 million principal amount Senior Notes and the write-off of unamortized financing fees and discounts. The total charge amounted to $295,000, which was tax effected by $21,000 for the nine months ended November 6, 1999.

Liquidity and Capital Resources

    General.  Maxim's primary capital requirements are for new store openings and working capital. Maxim historically has met its capital requirements through a combination of cash flow provided by operations, net proceeds from the sale of equity and debt securities, bank lines of credit, disposition of assets, and standard payment terms from suppliers.

    Stock Repurchase Program.  In March 1997, the Board of Directors of Maxim authorized a stock repurchase program pursuant to which Maxim has periodically repurchased shares of its common stock in the open market. As of December 17, 1999, Maxim had repurchased an aggregate of 2.4 million shares of common stock in the open market for $34.8 million. These purchases were financed from borrowings under Maxim's revolving credit facility and cash balances. As discussed below, the ability of Maxim to repurchase its common shares is limited by certain restrictions contained in the Indenture relating to Maxim's senior subordinated notes. See "Senior Subordinated Notes."

    Credit Facility.  On May 18, 1999, Maxim entered into an amended and restated credit facility, which provides for aggregate commitments of $75.0 million (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving facility that matures May 18, 2002. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain intangible assets of Maxim and its subsidiaries, as well as the capital stock of all of its subsidiaries. As additional collateral security for its obligations under the Senior Credit Facility, Maxim established a cash collateral account with the lenders. As of December 17, 1999, the cash collateral account balance was $42.6 million. As of December 17, 1999, the Company had $1.2 million available under the Senior Credit Facility. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires Maxim to meet certain financial ratios. Because of Maxim's violation of various covenants (principally related to failures to provide required financial information and other documentation), certain events of default exist under the Senior Credit Facility. Maxim and its Senior Credit Facility lenders have entered into a forbearance agreement with respect to such events of default, which forbearance currently extends to January 31, 2000. Maxim is currently in discussions with its Senior Credit Facility lenders to amend or replace such facility. The negotiations involve enhanced credit availability, a new maturity date and improved advance ratios on existing collateral.

    Senior Subordinated Notes.  On October 16, 1997, Maxim issued $100 million of 9 1/4% Senior Subordinated Notes due 2007 (the "Senior Notes"). The proceeds to Maxim from the offering of the Senior Notes were $96.0 million net of an initial issue discount, fees and related costs. Maxim used the net proceeds from the offering of the Senior Notes to repay all borrowings then outstanding under its revolving credit facility of approximately $82.7 million and for general corporate purposes, including capital expenditures.

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

    Because either the Trustee or the holders of not less than 25% in aggregate principal amount of Senior Notes outstanding may accelerate payment of the Senior Notes, the Senior Notes are classified as a current liability on Maxim's November 6, 1999 balance sheets. If Maxim receives the requisite consent to the waiver from the Senior Noteholders, however, the Senior Notes will again be classified as long-term debt of Maxim.

    In an effort to resolve the default under its Senior Notes, Maxim has reached an agreement in principle with an ad hoc committee consisting of Noteholders who own a majority of the principal amount of the outstanding Senior Notes. Pursuant to the agreement in principle, Maxim has commenced an offer to purchase not less than $40.0 million of Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges. Maxim is required to pay a cash consent fee of $50 per $1,000 principal amount of Senior Notes to those Noteholders who consent to the default waiver and whose Senior Notes are not purchased by Maxim.

    Under the terms of the pending offer to purchase and consent solicitation, the following additional terms would apply to Senior Notes which are not purchased by Maxim:

    The interest rate would increase from 9 1/4% per annum to 12 3/4% per annum and would increase by 25 basis points on October 15, 2000 and further increase every six months thereafter (increasing instead by 50 basis points if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B-");

    The Senior Notes would be secured by a second lien on certain assets;

    Maxim would, on an annual basis beginning on February 7, 2001, be required to consummate an offer to purchase not less than $10.0 million of outstanding Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges (increasing to 103% if the bond rating assigned to the Senior Notes by Standard & Poor's is less than "B");

    Maxim would be required to consummate an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    Maxim would be required to maintain a fixed charge coverage ratio to be determined.

    Consummation of the transactions contemplated by the agreement in principle is subject to, among other things, negotiation of an amended or replacement senior credit facility acceptable to Maxim and the Noteholders, receipt of consents from Noteholders representing at least a majority in aggregate principal amount of outstanding Senior Notes, and certain other customary conditions. Maxim expects to complete the transactions contemplated by the offer to purchase and consent solicitation during the fourth quarter of fiscal 2000. There can be no assurance that such a waiver will ultimately be granted. If a waiver is not obtained by Maxim, repayment of the Senior Notes could be accelerated by the trustee or the holders of not less than 25% of the aggregate outstanding principal amount of the Senior Notes.

    Synthetic Lease Financing.  Maxim has established a $10.0 million synthetic lease facility with a lending group with amounts outstanding of approximately $5.0 million as of December 17, 1999. Under the synthetic lease facility, which is scheduled to mature no later than November 2003, Maxim has the ability to direct the lender group to make loans to First Security Bank, National Association, in its capacity as the co-owner-trustee under the facility. These loans may be used for acquisition, development or expansion of Maxim's flooring center locations, which financed locations are then leased back by the co-owner-trustee to Maxim or a designated subsidiary. Maxim has guaranteed repayment of the amounts outstanding under the facility. The facility contains various financial and nonfinancial covenants. As of January 31, 1999, Maxim was not in compliance with certain of these covenants and Maxim obtained a waiver from the lenders under the synthetic lease facility. These lenders have waived such noncompliance and any right to accelerate payment of amounts outstanding under the facility because of such noncompliance.

    Going Concern  The accompanying condensed consolidated financial statements of the Company have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    As of November 6, 1999 and January 31, 1999, the Company was not in compliance with a certain restricted payment covenant contained in the Indenture which references the Senior Notes.

    During the three month period ended October 31, 1998, the Company's restricted payments exceeded that allowed under the Indenture. As of November 6, 1999 and January 31, 1999, the Company was not in compliance with the terms of the Indenture and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Accordingly, the Senior Notes are classified as a current liability in the accompanying condensed consolidated balance sheets as of November 6, 1999 and January 31, 1999.

    As of December 17, 1999, the Company's available borrowings under its Senior Credit Facility plus cash on hand were not sufficient to repay the Senior Notes if declared due and payable.

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

    Additionally, the Company is currently in negotiations with its senior lenders to amend or replace its Senior Credit Facility to allow for enhanced availability, an extended maturity date, and improved advance ratios on existing collateral.

    Contingencies.  Since the May 18, 1999 announcement that Maxim would be restating financial results for fiscal 1999 and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against Maxim and certain of its current and former executive officers and directors. In addition, the Securities and Exchange Commission ("SEC") has commenced an informal inquiry in connection with the matters relating to the restatement.

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

    Cash Flows.  During the nine months ended November 6, 1999, operating activities used $15.0 million compared to providing $8.4 million for the nine months ended October 31, 1998. The increase in cash used in operating activities resulted primarily from an increase in accounts receivable. The increase in accounts receivable was mainly due to higher sales of floor covering products to franchisees and other carpet retailers.

    During the nine months ended November 6, 1999, investing activities used $29.5 million compared to using $71.7 million for the nine ended October 6, 1998. The decrease in cash used is primarily due to the reduced level of capital expenditures and reduced level of acquisitions.

    During the nine months ended November 6, 1999, financing activities provided $19.5 million compared to $68.7 million provided for the nine months ended October 31, 1998. This decrease is primarily due to a reduction in long-term debt proceeds.

    Capital Expenditures.  Maxim anticipates that it will require approximately $20.0 million for capital expenditures during fiscal 2000, of which approximately $15.0 million has been spent through November 6, 1999, to (i) rebrand certain of its various retail formats under the Flooring America name, including signage and interior store changes, (ii) reconfigure existing stores including certain of the stores acquired from Shaw, and (iii) upgrade its management information systems.

Seasonality

    Historically, Maxim's retail floor covering sales are subject to some seasonal fluctuation, which Maxim believes is typical to the floor covering industry. Higher sales occur in the summer and fall months during Maxim's second and third quarters, and lower sales occur during the fourth quarter holiday season. Increases occur in the second quarter due to historically greater home construction activity during the summer, and the largest increase occurs in the third quarter due to a combination of ongoing home construction and pre-Christmas home remodeling projects.

Year 2000

    Maxim has conducted an assessment of its computer systems to identify the systems that could be affected by the "Year 2000" issue, which results from computer programs being written using two digits rather than four to define the applicable year.

    Maxim's Year 2000 readiness efforts have been undertaken on a project team basis with centralized oversight from an external project management firm. Each project team has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations. The teams performed an inventory of Year 2000 components (software, hardware and other equipment), assessing which components may expose Maxim to business interruptions, reprogramming or replacing components as necessary, testing each component, and returning each component to production. Maxim utilized predominantly internal resources to reprogram, replace, or test Maxim's software for Year 2000 compliance. Maxim believes the readiness effort related to critical systems was substantially complete at the end of the third fiscal quarter ending November 6, 1999, which is prior to any anticipated impact on its operating systems. Maxim believes its other systems will be Year 2000 compliant by December 31, 1999.

    Maxim initiated formal communications with all of its significant suppliers to determine the extent to which Maxim's operations and systems are vulnerable to third parties' failure. Key vendor initiative documentation has been received from vendors addressing all Year 2000 compliance issues. No significant business disruptions are expected. Maxim presently believes that with the planned conversion to new software and hardware and the planned modifications to existing software and hardware, the effects of the Year 2000 issue will be timely resolved. All other equipment, machinery and systems have been identified, replaced or upgraded as needed.

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

    Maxim currently believes the costs to remediate Year 2000 issues are approximately $2.8 million, of which approximately $350,000 remains to be spent as of December 17, 1999. All costs associated with analyzing the Year 2000 issue or making conversions to existing software are being expensed as incurred. The costs to Maxim of Year 2000 compliance and the date on which Maxim believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

    trends affecting Maxim's financial condition or results of operations,

    potential acquisitions by Maxim,

    Maxim's business and growth strategies,

    Maxim's ability to successfully integrate acquired businesses,

    the timing, magnitude and costs of the roll-out of new flooring centers, and

    Maxim's financing plans.

    You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among others, factors that could adversely affect actual results and performance include:

    local and regional economic conditions in the areas served by Maxim,

    the level of consumer spending for floor covering products,

    competition among floor covering retailers and carpet manufacturers,

    changes in merchandise mixes, site selection and related traffic and demographic patterns,

    availability of financing,

    inventory management and turnover levels,

    realization of cost savings,

    Maxim's success in integrating recent and potential future acquisitions, and the resolution or outcome of the pending litigation and government inquiry relating to the restatement of previously announced financial results for fiscal 1999 and for each of the quarters therein.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Interest Rate Sensitivity.  Maxim has limited exposure to market volatility for interest rates. As of November 6, 1999, exposure from interest rates was not material to Maxim's financial position, results of operations, or cash flows, as $95.5 million of Maxim's $144.1 million of debt has been fixed at a rate of 9 1/4% until 2007. In the event that the 9 1/4% notes are called by the noteholders or the Company elects to purchase the Senior Notes, the Company will be subject to interest rate volatility based on the market's forward curve. The Company currently has no interest rate agreements. Based on Maxim's low overall floating interest rate exposure at November 6, 1999, a near-term 100 basis point change in interest rates would not materially effect Maxim's financial statements.

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

    The majority of Maxim's sales and purchases are denominated in U.S. dollars and it is Maxim's policy to eliminate short-term exchange rate volatility in the event foreign currency transactions occur. As of November 6, 1999, there was no exposure to foreign currency exchange rate volatility.

Part II. Other Information

Item 3. Defaults upon Senior Securities

    Maxim is currently in default of the restricted payment covenant contained in the indenture pursuant to which its 9 1/4% Senior Subordinated Notes were issued. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Subordinated Notes" included elsewhere herein for additional information concerning this default.

Item 6. Exhibits and Reports on Form 8-K

  (A)
  Exhibits

  27.1
  Financial Data Schedule (For SEC use only)

  (B)
  Reports on Form 8-K

  No reports on Form 8-K were filed during the three months ended November 6, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MAXIM GROUP , INC.
Dated: December 21, 1999	By:	/s/ A. J. NASSAR A. J. Nassar, President and Chief Executive Officer
Dated: December 21, 1999	By:	/s/ LEONARD H. THILL Leonard H. Thill, Chief Financial Officer