Form 10-K
period 2000-03-21
FLOORING AMERICA INC
filed 2000-05-30
CIK 910468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 5, 2000
                            ------------------------

                          COMMISSION FILE NO. 1-13099

                             FLOORING AMERICA, INC.

                             A DELAWARE CORPORATION
                  (IRS EMPLOYER IDENTIFICATION NO. 58-2060334)
                               210 TOWNPARK DRIVE
                            KENNESAW, GEORGIA 30144
                                 (678) 355-4000

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

        COMMON STOCK, $.001 PAR VALUE                  NEW YORK STOCK EXCHANGE, INC.
  9 1/4% SENIOR SUBORDINATED NOTES DUE 2007            NEW YORK STOCK EXCHANGE, INC.
---------------------------------------------  ---------------------------------------------
            (TITLE OF EACH CLASS)                         (NAME OF EACH EXCHANGE
                                                           ON WHICH REGISTERED)

                SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

                         COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (16,090,988 shares) on May 1, 2000 was approximately $50,284,500 based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on May 1, 2000. For the purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

    The number of shares outstanding of the registrant's common stock, as of May 1, 2000 was 19,321,972 shares exclusive of 2,116,460 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                  NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Flooring America, Inc. ("Flooring America," the "Company," "we," "us," or "our"), our directors or our officers with respect to, among other things:

    - trends affecting our financial condition or results of operations,

    - potential acquisitions or divestitures by us,

    - our business and growth strategies,

    - our ability to successfully integrate acquired businesses, and

    - our financing plans and requirements.

    You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among others, factors that could adversely affect actual results and performance include:

    - local and regional economic conditions in the areas that we serve,

    - the level of customer spending for flooring products,

    - competition among flooring retailers and carpet manufacturers,

    - changes in merchandise mixes, site selection and related traffic and demographic patterns,

    - availability of financing,

    - inventory management and turnover levels,

    - realization of cost savings,

    - our success in integrating recent and future acquisitions, and

    - the resolution or outcome of the pending litigation and government investigation relating to the restatement of previously announced financial results for the fiscal year ended January 31, 1999 and for each of the quarters therein.

    The accompanying information contained in this Form 10-K, as well as in our other Exchange Act filings, identifies important additional factors that could adversely affect actual results and performance. See "Item 1. Business--Risk Factors." You are urged to carefully consider such factors.

ITEM 1.  BUSINESS.

GENERAL

    Flooring America, Inc., formerly known as The Maxim Group, Inc., ("Flooring America," the "Company," "we," "us," or "our") operates and franchises one of the largest flooring distribution networks in North America. Effective
January 2000, we announced our intention to rebrand our full service retail store operations under a single brand, "Flooring America," from several brands under which we operated stores throughout the United States, including CarpetMAX-Registered Trademark-, New York Carpet World, The Carpet Exchange, and Carpetland USA. As of May 1, 2000, we have converted approximately 76% of our Company-owned stores to the "Flooring America" brand and we expect the remainder to be converted prior to October 2000. Approximately 20% of our full service franchise stores have been converted to the "Flooring America" brand by our CarpetMAX-Registered Trademark- franchisees. We also own the GCO Carpet Outlet-Registered Trademark- brand under which we own and franchise cash-and-carry discount flooring stores. In addition, we own the CarpetsPlus-TM-brand which we license to independent flooring dealers.

    Originally formed in 1991 as the franchisor of CarpetMAX-Registered Trademark- flooring stores, we have grown our franchise network to include, as of May 1, 2000, 627 franchise members in 49 states, plus Canada, operating 486 Flooring America (or CarpetMAX) stores, 117 GCO Carpet Outlet-Registered Trademark- stores and 231 CarpetsPlus-TM- stores. Through the growth of our franchise network, we have developed a comprehensive retail infrastructure, including store development, marketing, advertising, credit programs, sales training, and product sourcing resources. In an effort to leverage this retail infrastructure, we began acquiring selected flooring retailers in fiscal 1995 and began opening Company-owned retail stores in fiscal 1996.

    In August 1998, we significantly expanded our network of Company-owned stores by acquiring substantially all of the retail store assets of Shaw Industries, Inc. ("Shaw"). These assets included 266 retail flooring stores, each of which operated under one of ten different brand names, including New York Carpet World, Carpetland USA and The Carpet Exchange. As of May 1, 2000, we owned and operated a total of 274 full service retail flooring centers and 7 GCO Carpet Outlet stores.

    In order to focus our full efforts and resources on our retail operations, in January 1999, we sold substantially all of the assets of our Image Industries, Inc. ("Image"), subsidiary to Aladdin Manufacturing Corporation, a subsidiary of Mohawk Industries, Inc. We received total consideration of approximately $210.7 million which included the assumption of approximately $48.1 million of related debt and short-term liabilities. Image was a leading plastics recycler and manufacturer of polyester fiber and carpet, with annual sales for fiscal 1999 of approximately $200 million.

    During the year ended February 5, 2000, we operated three reportable segments: retail, franchise services and corporate. During the year ended January 31, 1999, we operated a fourth reportable segment, manufacturing. The retail segment is composed of retail flooring stores and distribution support centers. The franchise services segment includes the operations of three of our franchise businesses: GCO, CarpetsPlus and MaxCARE. Corporate consists of the Flooring America franchise business, store development, marketing, advertising, consumer credit, and product sourcing activities, as well as corporate non-operating items not directly relating to the manufacturing, retail or franchise services segments. See Note 18 to our Consolidated Financial Statements for certain financial information relating to these segments.

    We have developed an E-Commerce Internet site to offer a variety of home decor products. Operating through our Everythingdecor, Inc. subsidiary, the web site, which began operating on May 20, 2000, provides consumers with planning resources, products and services covering ten major decor categories including flooring, furniture, wall coverings, lighting, and paint. Users can purchase the products directly on-line through the website, www.everythingdecor.com, or receive referrals to a variety of retailers who offer the same products and are located in close proximity to the users. As of May 20, 2000, Everythingdecor, Inc.

had developed a network of 7,000 affiliated decor retailers and 200 manufacturers representing approximately 50,000 stock keeping units ("SKUs"). Everythingdecor, Inc. has established revenue sharing arrangements with many of these manufacturers and retailers. We are currently seeking to divest approximately eighty percent of our ownership interest in Everythingdecor, Inc. as part of our effort to focus on our existing flooring operations. No assurances can be given as to whether any such transaction will be completed or as to the timing or terms of any potential sale.

INDUSTRY OVERVIEW

    Based on industry estimates, the U.S. retail flooring industry exceeded
$20 billion in annual sales in 1999. The industry is segregated into three distinct markets: residential replacement (including full-service stores and cash-and-carry outlets); specified contract (commercial); and builder business. We believe that the residential replacement market comprises approximately 50% of the total North American residential flooring market, with the specified contract and builder markets making up the remainder of the retail flooring industry. Despite a recent trend towards consolidation, distribution channels in the domestic retail flooring industry remain highly fragmented, with independent retail flooring dealers operating over 25,000 locations. Home centers, furniture stores, department stores and mass merchants also offer flooring products to consumers.

    We believe that the retail flooring industry, taken as a whole, remains characterized by a large number of small regional companies and a few larger home improvement centers, none of which has a flooring specific national brand name. The typical independent flooring retailer operates a single store with limited product selection and service. As a result, management believes that most independent flooring retailers are at a competitive disadvantage, with limited purchasing power for products and service and no national brand name recognition. Other challenges facing smaller retailers include effective asset management, merchandising, selling and store management techniques.

OUR BUSINESS STRATEGY

    Our longer term strategic objective is to establish the largest and most profitable residential and commercial flooring specialty store distribution network in North America. As discussed in operating strategy below, our short-term strategic imperative is to return to profitability and increase cash flow. We have built a multi-faceted flooring distribution network, consisting of both Company-owned and franchised retail stores, supported by our extensive specialty retailing capabilities in product sourcing, store development, marketing and advertising, credit, personnel training and franchise support.

    The cornerstone of our business strategy is our full-service flooring retail concept ("Flooring America") that is designed to create competitive advantages over traditional flooring stores. The principal elements of our strategy include:

    BROAD SELECTION OF PRODUCTS AND SERVICES. A significant majority of our retail flooring centers (Company-owned and franchised) are one-stop, full-service flooring stores for customers seeking a broad selection of carpet and other flooring products. These flooring centers generally offer approximately 15,000 SKUs of flooring products, including carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates, stone and resilient surfaces from leading flooring products manufacturers. Our Flooring America branded stores typically carry a much broader selection of high quality flooring products and offer a more comprehensive range of related services than those normally featured at traditional independently owned and operated flooring outlets.

    PROVIDE A "POINT-OF-SALE" CUSTOMER FRIENDLY ENVIRONMENT WITH SUPERIOR SERVICE. We believe that a customer friendly shopping environment and high level of customer service at the point-of-sale are important competitive advantages. The size and format of our typical flooring center, along with a well-trained professional staff, allows us to emphasize customer care and is designed to create a comfortable, enjoyable and productive shopping experience. Our full service point-of-sale concept provides the

Flooring America brand customer with one-stop shopping, including selection, installation and on-going maintenance. In addition, our full-service stores offer customers added conveniences, including a proprietary credit program, interior design consulting, delivery and installation services and a 100% satisfaction guarantee policy.

    DISTINCT RETAILING STRATEGIES. By operating both Flooring America brand and GCO brand stores, we seek to penetrate the three major sources for retail flooring sales: residential replacement, home building and specified contract markets. As noted above, our Flooring America brand flooring centers (both Company-owned and franchised) offer a wide selection of high quality flooring products with a high level of service to the customer, while GCO Carpet Outlets offer discount flooring products to the cash-and-carry customer. We believe that the breadth of our retail network and the diversity of our targeted customer base may help mitigate the negative impact on revenues that may periodically occur because of adverse changes in local competitive or economic conditions.

    ESTABLISH A NATIONAL BRAND. To enhance our strategy of becoming a true national retailer, we are consolidating our various full-service retail brands into a single brand operating under the name "Flooring America." We believe that using a single full service brand helps to ensure that customers focus on flooring products rather than the multiple identities under which we previously operated our stores. Store conversions to the Flooring America brand commenced in October 1999 and are expected to extend through September 2000. The conversion includes rebranding the full-service Company-owned stores by changing signs and in some instances changing merchandise and store interiors. To further support the consolidation to one full service brand, we are offering our CarpetMAX franchisees the opportunity to convert their CarpetMAX stores to franchised Flooring America outlets pursuant to a franchise agreement similar to the current CarpetMAX franchise agreement, but with additional obligations and restrictions placed upon the franchisee more consistent with a typical franchise relationship. We intend to build brand name awareness for Flooring America stores through national advertising programs, community involvement, charitable acts and grass roots advertising efforts. To that end, we have become a corporate sponsor for the Special Olympics, chosen Cathy Rigby to act as our national spokesperson and advertised our brand in decor magazines.

    SIGNIFICANT PRODUCT SOURCING CAPABILITIES. Our large retail network provides significant purchasing power, enabling us to receive advantageous pricing, delivery terms and merchandising programs from manufacturers of flooring products. We have established close relationships with major suppliers across all flooring categories. By capitalizing on suppliers' production and delivery flexibility, we believe the stores operating within our retail network are able to offer customers one of the largest selections of high quality flooring products, delivered to us, generally on a just-in-time basis, thereby minimizing our inventory requirements.

    EXTENSIVE RETAILING INFRASTRUCTURE. In order to service our retail flooring network, we have built an extensive retail infrastructure, including store development, marketing, advertising, credit programs, sales and management training, and product sourcing resources. We plan to continue to leverage these resources to support both Company-owned and franchised stores.

OPERATING STRATEGY

    Our strategic imperative in the short-term is to return to profitability and increase cash flows. In the longer-term, our strategic objective is to establish the largest and most profitable flooring distribution network in North America. To achieve these objectives, we are presently pursuing the following performance improvement initiatives and operating strategies:

    - We have closed stores that were losing money.

    - We have rebranded into one national brand (Flooring America), which after the initial advertising launch, will allow us to realize advertising savings by running the same advertisements for all the stores in the same Dominant Metropolitan Area ("DMA"), as well as a national advertising campaign.

    - We have identified specific opportunities for expense reductions related to personnel cost, outside services, and general and administrative cost at the support center, retail stores and warehouse locations and have initiated such expense reductions.

    - We have identified margin and cash flow improvement opportunities in the retail stores and have begun taking actions to realize improved margins and cash flows.

    - We are seeking to divest certain non-core assets, which will enable us to concentrate on our core businesses, Flooring America retail and franchise stores.

We will continue to evaluate our business practices to enhance our service to our customers, to create and maintain efficient distribution channels and strengthen the training of our employees.

    SLOWLY EXPAND COMPANY-OWNED STORE BASE WITHIN ESTABLISHED MARKETS. In the longer term, we expect to slowly expand the number of Company-owned and operated stores, principally in existing or contiguous market areas. We target market areas with significant new residential building activity and/or more established communities where remodeling is likely to occur. We believe that the continued rollout of Company-owned flooring centers will enhance profitability by allowing us to leverage our retail infrastructure.

    EXPAND GCO FRANCHISE NETWORK. As part of our operation strategy, we also intend to expand our franchise network by adding approximately 15 GCO franchised stores per year. We believe that the expansion of the GCO franchise network complements our full service store base by giving price conscious customers an alternative offering. Further, with only 62 of the 211 DMA's in the United States currently covered by GCO Carpet Outlets, we believe significant growth opportunities exist for this concept.

    PENETRATE NEW DISTRIBUTION CHANNELS. We intend to leverage our existing strengths by offering flooring products and services to selected nontraditional markets such as insurance restoration, real estate selling organizations and mortgage companies.

    EXPAND PRODUCT OFFERINGS AND SERVICES FOR EACH DISTRIBUTION FORMAT. We believe that by offering new products and services to our customers, such as consumer credit programs, installation and post-sale maintenance products and services, we will increase retail sales through more frequent and larger customer transactions.

MERCHANDISING STRATEGY.

    Our merchandising strategy includes the re-branding of our full-service retail stores to the Flooring America brand in order to increase our brand name recognition. In addition, we have introduced initiatives to change the merchandise mix at many of our full-service retail stores to better serve our customers' needs, while continuing to minimize our inventory investment by relying on vendors to supply products on a just-in-time basis.

COMPANY OWNED OPERATIONS

    Our Company-owned retail stores are currently operated through full service retail stores operating under the Flooring America brand (or under old brands like New York Carpet World, Carpetland USA or The Carpet Exchange in the interim before they are converted to the Flooring America brand) and cash and carry outlet format under the GCO Carpet Outlet brand.

    FLOORING AMERICA STORES. Our stores carry a broad variety of private label flooring products from leading manufacturers. These stores provide customers with a "one-stop" shopping experience for all of their flooring needs, catering primarily to consumers seeking a wide selection of high quality products. Our full-service retail format offers customers a wide selection of competitively priced flooring products. These flooring centers offer approximately 15,000 SKUs, including an extensive selection of carpet, area rugs, hardwood flooring, ceramic tile, vinyl flooring, laminates and stone. With a greater emphasis on hard surface flooring products than a typical carpet store, we believe that in certain markets these full service stores meet increased consumer demand for alternatives to traditional carpet products. Our full-service flooring centers are typically located in prime retail locations with high consumer visibility and are staffed with specialized flooring sales associates. These stores offer a wide range of services, including interior design consulting, measuring, delivery and installation.

    GCO CARPET OUTLETS. These stores cater to the cash-and-carry flooring market. GCO stores average approximately 10,000 square feet of retail space that maintain in-store inventory. Generally, GCO Carpet Outlets derive more than 70% of their revenues from the sale of carpet, with the balance consisting of pad, hardwood and vinyl flooring sales. GCO Carpet Outlets cater primarily to price sensitive customers who do not require high levels of customer service or a broad selection of products. Customers typically include "do-it-yourself" homeowners, homebuilders, rental property owners and property managers. In contrast to the full service operations of Flooring America stores, GCO Carpet Outlets do not offer delivery or installation services. Instead, customers requiring these services are provided a list of recommended independent contractors. GCO flooring products are sold with only a limited warranty.

    SUPPLIER RELATIONSHIPS. We believe that we obtain quality products at a low cost due to the collective purchasing volume of our consolidated retail network and our relationships with major flooring products suppliers. Our ability to purchase certain private label products creates significant buying opportunities. In addition, our use of our suppliers' distribution networks permits us to maintain low inventory levels at our Flooring America stores.

    The following table lists a sampling of the major suppliers of certain of our flooring products:

    BROADLOOM CARPET:

    - Shaw Industries, Inc.

    - Mohawk Industries, Inc.

    - Beaulieu of America

    VINYL FLOORING:

    - Armstrong World Industries, Inc.

    HARDWOOD FLOORING:

    - Triangle Pacific Corporation and its divisions

    CERAMIC TILE:

    - Casa Italia

    - EPC America

    - Dal-Tile International Inc.

    - Shaw Ceramics

    - Stiles Tile Works

    LAMINATES:

    - Perstop Flooring AB (Pergo)

    - Formica Flooring

Each of these suppliers is one of the leaders in its respective flooring products category. Our suppliers also include niche carpet, vinyl, hardwood, laminate and ceramic tile producers worldwide, as well as leading manufacturers and importers of area rugs and other decorative flooring products.

    ADVERTISING AND PROMOTION. Through our in-house facility, we develop for our own use and the use by our franchisees, marketing and promotion programs. These programs include television, radio, print and direct mail campaigns, sales literature and point-of-purchase programs. Customized advertising packages are available to franchisees at lower rates than those charged by most advertising or production companies.

    RETAIL MANAGEMENT AND SALES TRAINING. We focus on enhancing retail productivity by applying proven techniques to train our store managers and sales associates. All Company-owned store management and sales and operating personnel receive training in a variety of areas ranging from product knowledge to sales and service techniques.

    SITE SELECTION AND STORE DEVELOPMENT AND DESIGN. We operate our own in-house real estate department which is responsible for site selection, contract negotiation and build-out of our Company-owned stores. In locating new sites, the real estate department evaluates the economic conditions, demographics, growth and customer base of potential markets, as well as possible competition. For our new stores, we also target areas with significant new residential building activity or older, more established communities where remodeling is likely to occur. Within each market, we seek to locate flooring centers in retail locations with high consumer visibility. Our strategy is to open multiple stores within each market to achieve management, operating and advertising efficiencies and to help create barriers to competitive entry or expansion. The interior store design includes a pre-determined product mix, fixtures and display systems, and point-of-sale merchandising signage and promotional materials.

    MANAGEMENT INFORMATION SYSTEMS. Most Company-owned stores are currently operating their businesses with the information systems that were in place at the time we acquired or opened them. We were attempting to integrate these various systems to provide operating units with appropriate management information and to streamline transaction processing. Further integration efforts have temporarily been postponed. Although certain hardware has been upgraded for the store network and we have tested certain SAP modules for retail applications, no assurances can be given with respect to our ability to implement a fully integrated management information system or as to the timing of any such implementation, which may be adversely affected by limitations on our ability to fund such upgrades.

BUILDER AND CONTRACT OPERATIONS

    To expand our market share and enhance our management expertise in the builder market of the flooring industry, over the years we have acquired a number of independent retail companies with established reputations in the builder market. We service the builder market primarily in local areas where we have located our regional service centers. Our contract business caters primarily to the flooring requirements of larger commercial customers. Where we have an established infrastructure available to serve these markets, we are attempting to leverage our extensive merchandise mix, product displays, sales personnel and customer service capabilities to further penetrate such markets.

CUSTOMER SERVICE

    We seek to differentiate our full service operations from other independent and large retailers through our customer service offerings. Accordingly, our full-service stores offer customers the following services:

    INTERIOR DESIGN AND PRODUCT SELECTION. Sales professionals assist customers in all aspects of selecting flooring (including assessment of interior design preferences), coordination with other furnishings and decorating preferences, and product layout and measuring. To ensure customer satisfaction, our Flooring America brand stores offer a 30-day unconditional satisfaction guarantee. Our sales professionals seek opportunities to visit customers' home or commercial locations to verify proper installation and to identify any additional sales opportunities.

    DELIVERY AND INSTALLATION. Our Flooring America brand flooring centers rely on local contractors for the installation of flooring products. Installation is often the final contact with customers, therefore we have developed a ten point certification and merit-based training program for our installation subcontractors, to promote consistent, high quality installation services.

    CONSUMER CREDIT PROGRAM. We offer an exclusive credit program at Flooring America branded stores and participating CarpetMAX and Flooring America franchises through an affiliation with a national provider of consumer financing. We believe these credit programs enhance closing ratios and lead to higher average ticket purchases. We use a pre-approved listing service, which enables us to solicit sales from 100% credit pre-approved potential customers. With 60-day, 90-day, 6-month and 12-month interest-free programs, plus revolving credit packages, we offer a variety of credit plans to our customers. Flooring America branded stores also offer longer term (up to two years) third-party consumer credit financing for our customers.

FRANCHISE OPERATIONS

    We are one of the largest franchisors of flooring stores in the United States. As of May 1, 2000, we had (i) 117 GCO Carpet Outlet franchised stores operating in 62 of the 211 DMA's in the United States and (ii) 347 Flooring America/CarpetMAX franchise territories, within which there were approximately 486 Flooring America/CarpetMAX stores. Because of the different nature of their businesses, Flooring America/CarpetMAX franchises, which operate full-service flooring centers, as opposed to GCO franchisees, which operate self-service centers, may be established in the same geographic territory. In addition to the GCO and Flooring America/CarpetMAX franchise systems, in February 1997, we began to offer MaxCARE(-Registered Trademark-) franchises to address the increased demand for carpet and upholstery cleaning services and wood refurbishing. As of May 1, 2000, we had sold 73 MaxCARE franchises. In November 1998, following the acquisition of the CarpetsPlus dealership system, we began offering CarpetsPlus franchises to unaffiliated large, full-service retail flooring dealers who sought enhanced purchasing power without the structure and brand affiliation associated with the Flooring America/CarpetMAX franchise system.

    The following table sets forth the number of franchised flooring centers/locations for each of our franchise concepts:

                                                                              JANUARY 31,
                                                  MAY 1,    FEBRUARY 5,   -------------------
                                                   2000        2000         1999       1998
                                                 --------   -----------   --------   --------
Flooring America/CarpetMAX(1)..................    486          493         572        463
GCO............................................    117          115         110        101
CarpetsPlus(1).................................    231          216         250         --
MaxCARE........................................     73           73          61         24
Other..........................................     --           --          30         --

------------------------

(1) The decrease in the combined number of Flooring America and CarpetsPlus franchise stores over the reported periods was due to a variety of events, including store closings, franchisee bankruptcies, franchise terminations, franchises abandoning the franchise system or, in the case of Flooring America/CarpetMAX stores, conversions to the CarpetsPlus franchise network.

    FLOORING AMERICA/CARPETMAX FRANCHISE NETWORK. We generate revenues from Flooring America and CarpetMAX franchisees through two primary sources:
(i) initial franchise fees and (ii) rebates, commissions or fees paid by suppliers based on franchisees' purchases of flooring products. In
January 2000, with
the conversion to a single brand identity, we formed the Flooring America franchise system with the goal to convert our then-current base of CarpetMAX franchises to the Flooring America brand concept so that in connection with our consolidation of our multiple Company-owned brands to one brand, our CarpetMAX franchises would convert their CarpetMAX stores to Flooring America stores. CarpetMAX franchisees, excluding franchisees located in Canada, have been given until February 2001 to convert to Flooring America or risk the possibility that we will seek new Flooring America franchisees for the territories occupied by non-converting CarpetMAX franchises. CarpetMAX franchisees who do not convert will remain part of our franchise network without the ability to use the "Flooring America" brand or receive any other benefits available to Flooring America franchisees. As of May 1, 2000, approximately 20% of our CarpetMAX franchisees had converted their businesses to become part of the Flooring America franchise program. We estimate that by February 2001, more than 80% of all CarpetMAX franchisees will have converted to the Flooring America brand.

    The Flooring America franchise agreement requires franchisees to purchase at least 90% of their total flooring products purchases from suppliers designated by us and sanctioned by the Flooring America Merchandise Committee. In addition to having access to flooring products at lower costs, payment of an initial one-time franchise fee, provides Flooring America franchisees with access to certain private label products and specials.

    Flooring America/CarpetMAX franchisees have the exclusive right to operate a Flooring America or CarpetMAX franchise utilizing the Flooring America or CarpetMAX trademarks, as the case may be, within a specific geographic area (the "Exclusive Area"). Provided the franchisee is not in default of its franchise agreement, we may not license another franchisee to operate within such franchisee's Exclusive Area, nor may we or our affiliates operate a Company-owned store within the Exclusive Area without the franchisee's consent. Flooring America and CarpetMAX franchise agreements have an indefinite term. Unlike the CarpetMAX franchise agreement, which can only be terminated by the franchisee in the event we materially breach the agreement, the Flooring America franchise agreement may be terminated by the franchisee upon 90 days prior notice to us. We have the right to terminate either franchise agreement upon the occurrence of certain events of default listed in the franchise agreements.

    GCO FRANCHISE NETWORK. We generate revenues from GCO franchisees both from initial franchise fees paid upon store openings and royalty fees based on store sales. Each franchisee pays a royalty on net delivered sales during a year and the GCO franchise agreement also requires franchisees to spend approximately 5% to 15% of their gross revenues on advertising and promotional activities. To better serve the needs of our GCO franchisees, we have continued to expand the scope of services available to them. For example, we now offer services relating to site selection assistance, merchandising, advertising and promotion, management and sales training, consumer credit, information systems and other store operations.

    GCO franchisees have limited exclusivity to use the GCO business concept and service marks, logos, slogans and other identifying features within a specific geographic area (the "Protected Territory"), provided that the franchisee is not in default of its franchise agreement and subject to certain limitations and exceptions. We may not grant more than one GCO Carpet Outlet franchise within a Protected Territory, nor may we or any of our affiliates, operate a Company-owned discount flooring store using the GCO marks or the GCO franchise system within a Protected Territory without the franchisee's consent. GCO franchise agreements have a term of 10 years, may be renewed for additional consecutive terms of five years and may be terminated by (i) the franchisee in the event that GCO fails to cure a material breach of the franchise agreement or
(ii) us upon the occurrence of certain events of default as set forth in the franchise agreement. We also offer GCO area development agreements under which a franchisee commits to opening multiple stores in a single market area in exchange for discounted initial franchise fees. Our GCO franchise program also offers other expansion incentives to existing franchisees and Flooring America/CarpetMAX franchisees, including discounted franchise fees under certain circumstances.

    CARPETSPLUS FRANCHISE NETWORK. During September 1998, we acquired CarpetsPlus of America, LLC, a national resource network specializing in the retail flooring industry. CarpetsPlus offers its group members enhanced buying power, along with systems to (i) take advantage of cumulative purchasing power to obtain favorable pricing from selected suppliers, (ii) use of the CarpetsPlus-TM- name and other related trademarks, (iii) purchase private-label CarpetsPlus products, (iv) obtain assistance in strategic product selection and store design and layouts and, (v) obtain rebates on purchases of flooring products. The CarpetsPlus franchise program is intended to supplement the franchisee's current business activities and does not require the franchisee to change any aspect of its business. Each CarpetsPlus franchisee receives an exclusive territory within which no other franchised CarpetsPlus store may be located. There are no signage requirements. The initial membership fee is $7,500 to operate the franchise from the franchisee's existing retail flooring store. If the franchisee wants to operate additional retail flooring stores within the franchise, the franchisee must pay an additional membership fee of $5,000 per store. Franchisees do not pay royalty fees or advertising fees. We receive rebates or commissions based upon CarpetsPlus franchisees' purchases from the designated suppliers and distributors. CarpetsPlus franchise agreements have an indefinite term and may be terminated by the franchisee for any reason upon 90 days' prior notice to us and may be terminated by us upon the occurrence of certain events of default listed in the franchise agreement. All CarpetsPlus franchisees are required to purchase no less than 50% of their total flooring products purchases from suppliers or distributors that we designate.

    MAXCARE FRANCHISE NETWORK. Under the MaxCARE system, franchisees offer carpet cleaning, upholstery cleaning, wood refurbishing and related services to both individuals and businesses. These services are provided using standardized equipment, which is mounted in vans or trucks bearing MaxCARE's distinctive colors and signage. Each MaxCARE franchisee receives an exclusive operating territory, which typically includes one or more counties within a state. All franchisees are required to offer the products and services that we specify. Each MaxCARE franchisee is required to purchase certain products from us and may purchase services from several of our operating divisions. Each franchisee must pay an initial franchise fee based upon the population in the franchisee's operating territory. The payment of the franchise fee is generally financed over a period of five years. MaxCARE franchise agreements have a term of 10 years, may be renewed for one additional term of 10 years and may be terminated by
(i) the franchisee in the event that we fail to cure a material breach of the franchise agreement or (ii) us upon the occurrence of certain events of default listed in the franchise agreement.

    In addition to the initial franchise fee, all MaxCARE franchisees must purchase one or more specially equipped vans, carpet and wood cleaning machines and accessories from us or our designated suppliers before they begin operations. All franchisees must pay a royalty of their gross sales, subject to a minimum monthly royalty payment. All franchisees must also contribute a percentage of gross sales to a national advertising fund that we administer and must spend a certain percentage of gross sales on local advertising.

COMPETITION

    Competition in the retail flooring industry is intense due to the significant number of retailers. Large retailers of flooring products who provide significant competition include The Home Depot, Inc., Lowe's Corporation and Sears, Roebuck & Co. The principal areas of competition within the retail flooring industry include store location, product selection, merchandising, customer service and price. We believe that there are two primary competitors to our Flooring America franchise business: Carpet One and Abbey Rug. We distinguish our Flooring America franchise system from our competition by offering a full range of services to our franchise members in addition to the traditional services of purchasing and merchandising. Management believes that our competitors subcontract most services, except purchasing of flooring products, to outside vendors.

TRADEMARKS, SERVICE MARKS, TRADE NAMES AND COMMERCIAL SYMBOLS

    We have registered a number of marks with the U.S. Patent and Trademark Office including CARPETMAX(-Registered Trademark-), CARPET
MAX(-Registered Trademark-), CARPETMAX--THE NATIONAL CARPET
EXCHANGE(-Registered Trademark-),

MAKING A WORLD OF DIFFERENCE(-Registered Trademark-), CarpetMAX Making a World of Difference(-Registered Trademark-), MaxCARE(-Registered Trademark-), MaxCARE-Professional Cleaning Systems(-Registered Trademark-), Carpetland USA(-Registered Trademark-), New York Carpet World(-Registered Trademark-), GCO(-Registered Trademark-) and GCO CARPET OUTLETS(-Registered Trademark-). We have also applied for registration of several other marks including word and design marks for Flooring America-TM-, e-decor.com-TM- and CarpetsPlus-TM-. GCO also uses a number of service marks in association with its standard GCO franchise including a word mark consisting of the words "GCO Carpet Outlets-TM-," and design and word marks consisting of "GCO Carpet Outlets-TM-" or "Georgia Carpet Outlets-TM-." We consider our marks and trade names to be material to our business and certain of our marks and trade names are registered with or applications for registration are pending with various state agencies. We are not aware of any material adverse claims concerning our marks.

EMPLOYEES

    As of May 1, 2000, we employed 3,317 persons. No employee is a party to any collective bargaining agreement. Management considers our employee relations to be satisfactory.

GOVERNMENTAL REGULATION

    We are subject to Federal Trade Commission ("FTC") regulations governing the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising requires us to furnish to prospective franchisees a franchise offering circular containing certain information prescribed by such FTC rule.

    State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship currently exist in a substantial number of states. Such laws generally require registration of the franchise offering circular with state authorities prior to the offer or sale of franchises and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting misrepresentations and interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a requirement to repurchase inventory or other compensation, these provisions have not had a significant effect on our various franchise systems.

    We are not currently aware of any pending franchise legislation, which in our view would have a material adverse effect on our operations. However, various legislative proposals have been or are being debated at both the state and federal levels, which could result in new laws regulating the offer and sale of franchises and other aspects of the franchisor-franchisee relationship. It is possible that such legislation, if enacted, could affect our franchise operations. We believe, however, that our operations comply in all material respects with current federal and state franchise regulations.

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

THE FOLLOWING DISCUSSION OF ASPECTS OF THE COMPANY'S BUSINESS ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual quarterly and annual consolidated results for fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of us.

RISKS ASSOCIATED WITH ACQUISITIONS

THE INTEGRATION OF NEW BUSINESSES, INCLUDING THE RETAIL STORES ACQUIRED FROM SHAW, HAS RESULTED IN DIFFICULTIES AND MAY CAUSE US TO DEVOTE A DISPROPORTIONATE AMOUNT OF OUR RESOURCES AND OUR MANAGEMENT'S TIME.

    The process of integrating new businesses into our operations represents a significant challenge. The process of integrating acquired businesses into our operations may result in difficulties and may require a disproportionate amount of resources and management attention.

    In particular, prior to our acquisition of the Shaw retail stores, those stores incurred significant losses and operated at a lower profit level than is typical in the retail flooring industry. Although we have made improvements in the profitability and sales at these acquired stores, they continue to operate at a loss and have adversely affected our results of operations. To the extent such conditions continue, they may affect, not only the operation of the acquired stores, but also our consolidated results of operations in future periods. There can be no assurance that we will be able to operate these stores profitably in the future.

ANY FUTURE ACQUISITIONS COULD POTENTIALLY HAVE ADDITIONAL ADVERSE CONSEQUENCES FOR YOU AS A SHAREHOLDER.

    As a result of future acquisitions, we may:

    - incur significant charges to earnings as a result of restructuring charges in the event our current store network overlaps in certain markets, and

    - dilute the ownership of shareholders, as we may need to finance these acquisitions through the issuance of additional common stock.

In addition, we can not assure you that competition for acquisition candidates will not increase, causing an increase in the costs associated with acquisitions.

WE HAVE A RELATIVELY LIMITED HISTORY OF OPENING AND OPERATING COMPANY-OWNED STORES.

    We have limited experience in the acquisition of property for construction, opening and direct management of Company-owned stores. Our growth and future operating results depend principally on our ability to manage our existing Company-owned stores and newly acquired or developed Company-owned stores and to open and operate additional stores in the future.

    Our success depends, in part, on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Accordingly, if we fail to identify and respond to emerging trends, such failure could adversely affect our business. For example, if we miscalculate either the market for the merchandise in our stores or the purchasing habits of our customers, we may be required to sell a significant amount of inventory at below average markups over our cost, or even below cost, which could have a material adverse effect on our business, financial condition or results of operations.

QUALIFIED STORE LEVEL PERSONNEL ARE IMPORTANT TO OUR SUCCESS.

    We believe the training of our store personnel gives us a competitive advantage. There can be no assurance that competition for qualified retail sales associates and store managers will not increase. Similarly, alternative employment opportunities could result in higher compensation costs, increased employee turnover or lower levels of customer service, any of which could have a material adverse effect on our business, financial condition or results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR CURRENT MANAGEMENT INFORMATION SYSTEMS AND INTEGRATE ACQUIRED OPERATIONS, OUR GROWTH AND PROFITABILITY MAY BE ADVERSELY AFFECTED.

    Our growth and profitability is significantly dependent on our ability to upgrade and integrate all of our operations under a new centralized management information, accounting, internal control and purchasing systems.

    Most Company-owned stores are currently operating their businesses with the information systems that were in place at the time we acquired or opened them. Although certain hardware has been upgraded for the store network and we are utilizing certain SAP modules for general ledger, human resources and payroll functions, we have delayed implementation of SAP retail applications. We have made a significant investment in all SAP modules, including SAP retail applications. If we are unable to implement the SAP retail applications, a write-down of such costs may be required. No assurances can be given with respect to our ability to implement a fully integrated management information system or as to the timing of any such implementation, which may be adversely affected by our ability to fund such upgrades and implementations.

    The satisfactory performance, reliability and availability of our management information systems, including our transaction-processing systems and network infrastructure are important to our reputation and relationships with our suppliers and our ability to attract franchisees and customers and maintain adequate service levels. Any system interruption that results in impaired performance could reduce the volume of goods sold and the attractiveness of our business models. Our inability to procure adequate software and hardware or to develop and upgrade further our technology, transaction-processing systems or network infrastructure to integrate existing and acquired businesses or operations may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality or speed of operational matters, any of which could have a material adverse effect on our business.

    Our business, in particular our ability to successfully receive and fulfill inquiries and orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and/or similar events. We have very limited redundant systems. Despite the implementation of network security measures, our servers and other computer systems may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer inquiries and orders.

    To remain competitive, we must be able to enhance and improve the responsiveness, functionality and features of our management information systems. Accordingly, our success will depend, in part, on our ability to license leading technologies necessary or useful in our business, develop and enhance our planned services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and franchisees. There can be no assurance that we will have the capital resources necessary to acquire planned or new systems or that we will be able to successfully use planned or new technologies effectively or that we will be able to adapt our existing technology and information-processing systems to handle expanded operations, whether as the result of acquisitions or otherwise.

ABILITY TO SERVICE INDEBTEDNESS

TO SERVICE OUR CURRENT OBLIGATIONS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

    Our ability to make payments to satisfy our debt and other obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, which are beyond our control. Debt service is dependent upon available cash reserves and cash flow from operations, together with available borrowings under our senior credit facility with Foothill Capital Corporation ("Senior Credit Facility"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." If we are unable to service our debt obligations, we will be required to adopt alternative strategies. These strategies may include:

    - reducing or delaying our capital expenditures,

    - curtailing or eliminating the opening of Company-owned stores,

    - selling assets,

    - restructuring or refinancing our indebtedness, or

    - seeking additional equity capital.

    We are unable to give assurance that any of these strategies could be implemented on satisfactory terms, if at all. Our inability to service our debt obligations may result in the acceleration of some or all of our indebtedness, which would have a material adverse effect on our financial condition.

    We cannot give assurance that our business will generate sufficient cash flow from operations, that our currently anticipated growth in revenues and cash flow will be realized or that future borrowings will be available to us, including under our revolving Senior Credit Facility, in an amount sufficient to fund our liquidity needs, or to enable us to pay our indebtedness, including the senior subordinated notes (the "Senior Notes") See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We may need to refinance all or a portion of our indebtedness, including the Senior Notes, on or before maturity. We cannot give assurance that we will be able to refinance any of our indebtedness, including our revolving Senior Credit Facility and the Senior Notes, on commercially reasonable terms or at all.

OPERATING RISKS

WE COMPETE WITH A SIGNIFICANT NUMBER OF RETAILERS, INCLUDING SOME THAT HAVE GREATER RESOURCES THAN US.

    Competition in the retail flooring industry is intense due to the significant number of retailers in this market. Larger, more diversified retailers also provide significant competition, including The Home Depot, Inc., Lowe's Corporation and Sears, Roebuck & Co. The principal methods of competition within the retail flooring industry include store location, product selection, merchandising, customer service and price. We can make no assurances that our competitors will not substantially increase resources devoted to the marketing and sale of products competitive with our products, which could require us to reduce prices or increase spending on product development, marketing and sales. Such increased competition could have a material adverse effect on us.

OUR EARNINGS MAY FLUCTUATE FROM QUARTER TO QUARTER, WHICH MAY AFFECT THE PRICE OF OUR COMMON STOCK.

    Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors, including:

    - the timing of store openings and related pre-opening expenses,

    - weather conditions,

    - price increases by suppliers,

    - actions by competitors,

    - conditions in the carpet manufacturing, home building and improvement markets and the flooring industry in general, and

    - regional and national economic conditions and other factors.

Moreover, we believe that some of the fluctuation in our earnings occurs because our business experiences some degree of seasonality which, we believe, is typical of the flooring industry. Individual stores generally experience lower net sales, operating results, cash flow from operations and lower sales of flooring products in the first and fourth fiscal quarters than in the second and third fiscal quarters. We believe these lower results of operations are primarily due to the effects of winter weather on home construction and improvement projects. The market price of our securities could be subject to significant fluctuations in response to our operating results and other factors, and we can make no assurances that the market price of our securities will not decline below current levels.

A PROLONGED ECONOMIC DOWNTURN IN THE ECONOMY WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    The flooring industry historically has been adversely impacted by economic downturns. We believe that the industry is significantly influenced by:

    - consumer behavior,

    - consumer confidence,

    - the level of personal discretionary spending,

    - the condition of the residential and commercial construction industries,

    - interest rates,

    - credit availability, and

    - the overall strength of the economy.

    Therefore, a prolonged economic downturn would likely have a material adverse effect on our business operations.

OUR SUCCESS IS DEPENDENT UPON, AMONG OTHER THINGS, THE SKILLS, EXPERIENCE AND EFFORTS OF OUR NEW SENIOR MANAGEMENT.

    Our success is largely dependent on the efforts and abilities of our new senior management and certain other key personnel, including, Mr. David Nichols, our new Chairman of the Board, President and Chief Executive Officer, Mr. Leonard Thill, our Chief Financial Officer, Secretary and Compliance Officer, and Mr. Stephen Coburn, our Executive Vice President--Operations/Human Resources. The loss of the services of members of senior management could have a material adverse effect on our business and prospects. In addition, we believe that our future success will depend in part upon our ability to continue to attract and retain highly qualified senior management and other personnel. We do not maintain key person life insurance on behalf of any of our officers or employees.

WE DEPEND ON A FEW LARGE SUPPLIERS FOR OUR FLOORING PRODUCTS AND THE DISTRIBUTION OF THESE PRODUCTS.

    Our retail network relies on several large independent flooring products manufacturers for the supply of certain flooring products. These manufacturers include Shaw and Mohawk Industries, Inc., which together supplied in excess of 50% of our flooring purchases during the fiscal year ended February 5, 2000. In addition, our retail inventory management is highly dependent on the delivery capabilities of these manufacturers. Any significant change in our relationships with these manufacturers, or in these manufacturers' production or distribution methods could have a material adverse effect on our business operations. Although these manufacturers have been reliable, high quality producers in the past, we can make no assurances that these manufacturers will be willing or able to meet our requirements and our franchisees' requirements on a timely basis in the future or that these manufacturers' pricing and rebate policies will remain competitive. While we believe there are a number of alternative manufacturers capable of supplying us with, and distributing to us, flooring products, any delays in obtaining alternative suppliers could have a material adverse effect on our operations and those of our franchisees. In addition, we rely on some of our suppliers to provide us with advertising and other vendor support funds to help support our store operations. If these suppliers do not contribute such vendor support, our results of operations would likely be adversely affected.

COMPETITION FOR NEW FRANCHISEES; RISK OF LOSING FRANCHISEES.

    There is a great deal of competition among franchisors in the flooring industry to grow their franchise systems. We believe there has been a marked increase in franchise sales personnel throughout the flooring industry. Additionally, there has been a marked increase in the number of buying groups that aggressively market to independent retailers who might otherwise be interested in our Flooring America franchise system.

    We also face increased risk that our Flooring America franchisees will exercise their right to leave our franchise system upon 90 days notice to us. There can be no assurances that we will not lose a number of Flooring America franchisees to our competitors.

OUR BUSINESS OPERATIONS COULD BE ADVERSELY AFFECTED BY ANY CHANGES IN THE LAWS THAT REGULATE OUR RELATIONSHIPS WITH OUR FRANCHISEES.

    We are subject to federal regulations and state laws that regulate the offer and sale of franchisees and the franchisor-franchisee relationship. We are not aware of any specific pending franchise legislation that is likely to have a material adverse effect on our operations. However, various legislative proposals periodically have been or are being considered at both the state and federal levels which could result in new laws regulating the offer and sale of franchises and other aspects of the franchisor-franchisee relationship. It is possible that such legislation, if enacted, could aversely affect our franchise operations.

THE DISCOVERY OF ADVERSE HEALTH EFFECTS RESULTING FROM CARPET COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND THOSE OF OUR FRANCHISEES.

    The effect of carpet and other flooring products on indoor air quality has been the subject of debate in recent years. Although it is uncertain whether emissions from carpet pose a health hazard, there can be no assurance that researchers will not detect hazardous levels of emissions from carpet. The discovery of adverse health effects resulting from carpet, or the public perception of these effects, could have a material adverse effect on our operations and those of our franchisees.

RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS

WE ARE RESTRICTED BY THE INDENTURE GOVERNING THE TERMS OF OUR SENIOR
  SUBORDINATED NOTES.

    The indenture governing the terms of our senior subordinated notes (the "Senior Notes") contains covenants, which limit our ability to, among other things:

    - borrow money,

    - pay dividends,

    - redeem our capital stock,

    - make certain investments and other restricted payments,

    - issue the capital stock of our subsidiaries,

    - create liens on our subsidiaries and other restrictions affecting our subsidiaries,

    - issue guarantees,

    - transact business with affiliates, and

    - sell assets and/or merge or consolidate with other entities.

WE ARE RESTRICTED BY OUR SENIOR CREDIT FACILITY, WHICH CONTAINS ADDITIONAL RESTRICTIVE COVENANTS AND REQUIRES US TO SATISFY CERTAIN FINANCIAL TESTS.

    Our Senior Credit Facility contains various restrictive covenants and requires us to satisfy certain financial tests, including maintaining certain levels of tangible net worth and earnings, and sets limits on capital expenditures and consolidated senior debt. Our ability to comply with these covenants and to satisfy these financial tests may be affected by events beyond our control. A breach of any of these covenants could result in an event of default under the Senior Credit Facility. In the event of default under the Senior Credit Facility, our lender could elect to declare all amounts borrowed, together with accrued interest, to be immediately due and payable. The lender under the Senior Credit Facility could also terminate all commitments under the Senior Credit Facility and, if such borrowed amounts are not paid, enforce their rights pursuant to the security interests on certain of our assets. In addition, default under the Senior Credit Facility could constitute default under the indenture governing our Senior Notes, and vice-versa.

IF WE EXPERIENCE A CHANGE IN CONTROL, WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY THE INDEBTEDNESS, WHICH WE COULD BE REQUIRED TO PAY UNDER THE TERMS OF OUR SENIOR NOTES.

    Upon the occurrence of a change in the control of Flooring America, each holder of our Senior Notes may require us to purchase all or a portion of the holder's notes at 101% of the principal amount of the notes, with interest accrued, if any, from the last interest payment date. Under these circumstances, we may be required to:

    - repay all or a portion of the outstanding principal of, and pay any accrued interest on, our other senior indebtedness, or

    - obtain consent from our other senior lenders to permit the purchase of our Senior Notes.

If we are unable to repay all of the required indebtedness or are unable to obtain the necessary consents, we may not be able to offer to purchase the Senior Notes, which would cause us to be in default under the indenture. We may not have sufficient funds available at the time of any change in control of Flooring America to make any debt payment as described above. Even if we were able to obtain refinancing, we can provide no assurance that the financing would be on terms acceptable to us.

THE SAME TYPES OF EVENTS THAT WOULD CAUSE US TO BE IN DEFAULT UNDER THE SENIOR NOTES IN THE EVENT OF A CHANGE IN CONTROL MAY ALSO CAUSE US TO BE IN DEFAULT UNDER OUR OTHER INDEBTEDNESS.

    The events that constitute a change in the control of Flooring America under the indenture may also cause us to be in default under the Senior Credit Facility or our other senior indebtedness. Such a default may permit the holders of our debt instruments to reduce their borrowings or accelerate the debt and, if the debt is not paid, to enforce their rights pursuant to security interests on certain of our assets. An event of default under the indenture for the Senior Notes is an event of default under the Senior Credit Facility.

SIGNIFICANT CAPITAL REQUIREMENTS AND NEED FOR ADDITIONAL FINANCING--WE WILL NEED TO MAKE SIGNIFICANT CAPITAL EXPENDITURES IN ORDER TO EXPAND.

    In order to expand and develop our current business and enter new markets, we will need to make significant capital expenditures. We expect to fund these expenditures through internally generated funds, borrowings under our revolving Senior Credit Facility, the divestiture of one or more non-core businesses, and further debt or equity financing. We cannot give assurance, however, that we will succeed in generating sufficient funds or in raising sufficient future debt or equity financing on acceptable terms. Our future capital requirements depend on a number of factors, some of which we can control and others of which are beyond our control. The factors which we can control include marketing expenses and staffing levels. Those factors which are beyond our control include competitive conditions and capital costs. If, due to these and other factors, we are unable to raise sufficient funds, we may have to delay or abandon some of our expenditures or plans for future expansion. This would negatively affect our growth and our ability to compete in the retail flooring industry.

OTHER RISKS

THE ULTIMATE RESOLUTION OF THE CLASS ACTION LAWSUITS AND THE SEC INQUIRY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    We are unable to predict or determine the final outcome of the class action lawsuit or the SEC investigation (see "Item 3. Legal Proceedings") and the effect of these proceedings on our financial results, our business or our management. In addition, it is not feasible to estimate the amounts or potential range of loss with respect thereto. The potential outcomes or resolutions of the class action lawsuit could include a judgment against us or settlements that could require substantial payments by us. Potential outcomes of the SEC investigation could include judicial, administrative or other sanctions being imposed on us and/or certain of our officers. In addition, the timing of the final resolution of these matters is uncertain. We believe that material adverse outcomes with respect to the class action lawsuit or the SEC investigation could have a material adverse effect on our financial condition, results of operations and cash flows.

OUR CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD SERVE TO DETER OR PREVENT TAKE-OVER ATTEMPTS BY A POTENTIAL PURCHASER OF SHARES OF OUR COMMON STOCK WHO WOULD BE WILLING TO PAY A PREMIUM OVER MARKET PRICE.

    Our Certificate of Incorporation contains provisions, which give the Board of Directors the ability to deter or prevent a merger with, or a sale of control to a third party even though a majority of our stockholders may vote in favor of such a transaction. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may have the effect of delaying, deferring, or preventing a change in control of Flooring America by limiting transactions between us and those stockholders who generally own 15% or more of our outstanding capital stock.

    In addition, our Certificate of Incorporation includes a number of additional anti-takeover provisions which:

    - require a staggered board of directors, meaning that only one-third of the members of our board of directors is elected each year,

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

These provisions make it more difficult for a third party to achieve a change in control of the Company through the acquisition of a large block of our common stock and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with the board of directors rather than pursue non-negotiated takeover attempts. As a result, you may be deprived of opportunities to sell some or all of your shares at prices that represent a premium over market price.

ITEM 2.  PROPERTIES.

    As of May 1, 2000, we leased approximately 300 facilities and owned 3 facilities, through which we conduct our retail operations. Our corporate staff is located in an owned 230,000 square foot facility on a 13-acre site in Kennesaw, Georgia, a suburb of Atlanta.

ITEM 3.  LEGAL PROCEEDINGS.

CLASS ACTION LITIGATION

    Since an announcement in May 1999 that we would be restating financial results for fiscal 1999 (from the amount disclosed in a previous announcement) and certain of the quarters therein, eleven lawsuits seeking to be certified as class actions have been filed against us and certain of our current and former executive officers and directors. Each of these actions was filed in the U. S. District Court for the Northern District of Georgia. The plaintiffs in these actions purported to represent a class of all persons who purchased or otherwise acquired our common stock between August 31, 1998 and May 19, 1999. The complaints alleged that we, along with certain of our current and former officers and directors violated the federal securities laws by, among other things, issuing materially false and misleading statements regarding our financial results for fiscal 1999 and for certain quarters therein, which had the effect of artificially inflating the market price of our common stock. The complaints alleged that by virtue of this conduct the defendants violated
Section 10(b) of the Exchange Act and SEC Rule 10b-5 thereunder. The complaints also alleged that the individual defendants were controlling persons within the meaning of Section 20 of the Exchange Act and are therefore liable to the plaintiffs on that basis as well. The complaints seek compensatory and punitive damages along with pre-judgment interest, reasonable attorney's fees, expert witness fees and other costs.

    Within the statutory period, Rudman Partners, LP ("Rudman"), an institutional investor filed application to be lead plaintiff in all these cases under the Private Securities Litigation Reform Act. All other plaintiffs and applicants have withdrawn their petitions to be appointed lead plaintiff. On February 8, 2000, the Court entered an order appointing Rudman as "Lead Plaintiff." In addition, Rudman was granted sixty days to file a consolidated amended complaint to replace the eleven previously filed complaints which have been consolidated for all purposes. The plaintiffs filed their consolidated class action complaint on April 10, 2000.

    We intend to vigorously defend these claims. Nevertheless, it is not possible at this time to determine the outcome of the above litigation or the effect of its resolution on our financial position or operating results. Management believes that our defenses have merit; however, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our results of operations. See "Item 1. Business--Risk Factors."

    We have made a claim under our directors and officers liability insurance policy with respect to the litigation. While such policy includes "entity" coverage and the claims are being defended under a reservation of rights by the insurers, even if coverage is available to us under the policy, there can be no assurance that this policy will be sufficient to cover all liability in the event of an adverse outcome in the lawsuit.

SEC INVESTIGATION

    Following the announcement in May 1999 that we would restate our financial results for fiscal 1999 (from the amount disclosed in a previous press release) and certain of the quarters therein, the SEC commenced an informal inquiry in connection with the matters relating to the restatement. On January 21, 2000, the SEC commenced its formal investigation into fiscal 1999 financial statements (which were subsequently restated) and related accounting policies, procedures and system of internal controls. We are cooperating with the SEC in its investigation. We cannot predict the outcome of this investigation.

OTHER LITIGATION

    Kurt Salmon Associates ("KSA"), a consultant, sued us claiming that we had failed to pay invoices for work performed. The action was filed on June 18, 1999 in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint sought damages in an amount stated to be not less than $1,509,000, interest and litigation expenses. We have denied the allegations and counterclaimed for breach of contract, rescission, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and attorneys' fees and costs of litigation. The parties have engaged in extensive document production and have exchanged interrogatory responses. In the process, KSA has increased the amount of actual damages it seeks to $2,154,000. We have quantified the damages we seek in our counterclaim to more than $9,000,000. No depositions have been taken at this time, and discovery is expected to continue into the fall. We cannot predict the outcome of this matter.

    On April 13, 2000, we filed a seven-count lawsuit in United States District Court for the Northern District of Georgia, Atlanta Division, seeking compensatory and punitive damages in excess of $100,000,000 and a preliminary injunction against a supplier of flooring products for publishing false and disparaging messages on an Internet message board created by Yahoo! as a forum for communications among our shareholders. We have mutually agreed with one of the parties originally named in the lawsuit to dismiss all litigation pending between us. The agreement resulted in neither a material gain nor a material loss for either company involved. However, we continue to allege that, between February 1999 and January 2000, Misco-Shawnee, Inc. (a supplier of flooring products) and James Gould (the owner of Misco-Shawnee and holder of the Color Tile brand name, used aliases to publish messages to the Internet message board. Our complaint alleges that, among other things, these defendants (1) published materially false and misleading information concerning us, (2) posted disparaging statements, (3) made defamatory statements about our officers,
(4) misappropriated confidential information from us and (5) disclosed that proprietary information on the message board for the purpose of damaging our employees and investors. Our lawsuit asserts claims for trade libel, intentional interference with contractual and business relations, aiding and abetting a breach of fiduciary duty, unfair competition, and violations of the Georgia Uniform Deceptive Trade Practices Act and Trade Secrets Act.

    We are involved in certain other legal actions arising in the ordinary course of business. We believe none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 5, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is traded on the New York Stock Exchange under the symbol "FRA." Our common stock traded on the New York Stock Exchange from June 27, 1997 to December 31, 1999 under the symbol "MXG". Our common stock had previously traded on the NASDAQ National Market. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported by the New York Stock Exchange.

                                                                HIGH           LOW
FISCAL YEAR ENDED FEBRUARY 5, 2000                            --------       --------
  First Quarter.............................................    $23 1/4         $7 5/8
  Second Quarter............................................     10 1/8          6
  Third Quarter.............................................      8              4
  Fourth Quarter............................................      7              5

                                                                HIGH           LOW
FISCAL YEAR ENDED JANUARY 31, 1999                            --------       --------
  First Quarter.............................................    $19 3/8        $16 3/16
  Second Quarter............................................     23 1/2         15
  Third Quarter.............................................     22 9/16        14 1/16
  Fourth Quarter............................................     25 5/8         15 5/8

    As of May 1, 2000, there were 619 holders of record of our common stock. Our management believes that there are in excess of 3,000 beneficial holders of our common stock.

    We have never declared or paid any dividends on our common stock. We do not intend to declare or pay any cash dividends for the foreseeable future, and intend to retain earnings, if any, for the future operation and expansion of our business. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations, capital requirements and surplus, availability of cash, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant. Currently, we are restricted in our ability to declare or pay cash dividends under the terms of our Senior Credit Facility and senior subordinated notes.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth certain of our selected consolidated financial and operating data for the periods indicated which have been derived from our Consolidated Financial Statements. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                       TEN MONTHS
                                                            JANUARY 31,                   ENDED
                                  FEBRUARY 5,   ------------------------------------   JANUARY 31,
                                    2000(1)        1999         1998        1997         1996(1)
                                  -----------   -----------   --------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues........................  $   762,808   $   664,426   $365,127   $   309,721   $   227,551
Cost of sales...................      481,241       457,339    249,381       222,290       161,723
                                  -----------   -----------   --------   -----------   -----------
Gross profit....................      281,567       207,087    115,746        87,431        65,828
Selling, general and
  administrative expenses.......      325,475       220,748     83,955        72,366        59,197
Special charges.................        8,554(2)      23,713(2)       --          --         6,569(2)
Merger-related costs............           --            --         --         4,900(3)          --
                                  -----------   -----------   --------   -----------   -----------
Operating (loss) income.........      (52,462)      (37,374)    31,791        10,165            62
Interest income.................        3,044         1,754      1,233           613           415
Interest expense................      (14,263)      (15,097)    (6,948)       (7,006)       (4,695)
Gain on sale of Image...........           --        24,863         --            --            --
Other, net......................         (245)        1,023        394           302            78
                                  -----------   -----------   --------   -----------   -----------
(Loss) income before income
  taxes and extraordinary
  charge........................      (63,926)      (24,831)    26,470         4,074        (4,140)
Provision (benefit) for income
  taxes.........................        1,611        (5,656)    10,314         1,929           105
                                  -----------   -----------   --------   -----------   -----------
(Loss) income before
  extraordinary charge..........      (65,537)      (19,175)    16,156         2,145        (4,245)
Extraordinary charge, net of tax
  benefit.......................       (5,009)         (377)      (785)           --            --
                                  -----------   -----------   --------   -----------   -----------
Net (loss) income...............  $   (70,546)  $   (19,552)  $ 15,371   $     2,145   $    (4,245)
                                  ===========   ===========   ========   ===========   ===========
(Loss) earnings per share:
Basic...........................  $     (3.70)  $     (1.10)  $   0.95   $      0.16   $     (0.32)
                                  ===========   ===========   ========   ===========   ===========
Diluted.........................  $     (3.70)  $     (1.10)  $   0.92   $      0.15   $     (0.32)
                                  ===========   ===========   ========   ===========   ===========
BALANCE SHEET DATA:
Cash and cash equivalents.......  $    45,612   $    89,901   $ 28,880   $     6,439   $     4,207
Receivables, net................       49,022        52,607     59,190        45,716        34,660
Inventories.....................       47,480        58,744     54,693        42,148        49,170
Property and equipment, net.....       72,026        71,766    137,207       101,403        93,879
Total assets....................      342,549       388,768    321,494       219,673       202,085
Total debt and capital lease
  obligations...................      151,212       124,447    131,663        96,289        94,185
Stockholders' equity............       90,338       160,867    133,775        76,154        72,150

OTHER FINANCIAL DATA:
Image revenues(4)...............  $        --   $   197,796   $178,011   $   162,681   $   128,260
EBITDA, as adjusted(5)..........      (31,220)        5,548     43,741        25,583        14,639
Depreciation and amortization...       12,688        19,209     11,950        10,518         8,008
Capital expenditures............       25,899        62,564     47,673        17,444        15,580
Gross margin....................         36.9%         31.2%      31.7%         28.2%         28.9%
EBITDA margin, as adjusted......        (4.09%)         0.8%      12.0%          8.3%          6.4%

------------------------

(1) On January 31, 1996, we changed our fiscal year end from March 31 to January 31. Also on February 1, 1999, we changed our fiscal year end from January 31 to the first Saturday following January 31.

(2) Certain of our acquired stores have not performed as anticipated at the time of purchase. The results from these operations led management to assess the realizability of the goodwill and store assets recorded in connection with these acquisitions. The result of this assessment indicated a permanent impairment of goodwill necessitating a write off totaling $6.6 million in fiscal 1996 and $4.2 million in fiscal 1999. Fiscal 1999 special charges also include a write off of vendor receivables of $2.4 million, claims reserves of $9.5 million, write down of obsolete equipment of $492,000, and store closure and carrying costs of $7.1 million. Fiscal 2000 special charges include store closure and impairment charges of $8.6 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Year Ended February 5, 2000 Compared to Year Ended January 31, 1999--Special Charges" and Note 10 of Notes to Flooring America's Consolidated Financial Statements.

(3) Represents a charge of $4.9 million related to the mergers with Image and Bailey & Roberts Flooring, Inc. which were accounted for as pooling-of-interests.

(4) Includes revenues generated from manufactured carpet, fiber and PET sales.

(5) EBITDA, as adjusted, is defined as earnings before interest; taxes; depreciation; amortization; other, net; gain on sale of Image and special charges. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is a measure commonly used in our industry and is included herein because management believes it is useful and provides additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements. EBITDA, as adjusted, reported above excludes special charges of $6.6 million, $4.9 million, $23.7 million and $8.6 million for fiscal 1996, 1997, 1999 and 2000, respectively, and extraordinary charges of $785,000, $377,000 and $5.0 million in fiscal 1998, 1999, and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF FLOORING AMERICA, INCLUDING THE NOTES THERETO CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K.

MATTERS RELATING TO RESTATEMENT OF FINANCIAL RESULTS

    RESTATEMENT OF QUARTERLY RESULTS FOR THE FIRST TWO QUARTERS OF FISCAL
2000. The quarterly financial results for the quarters ended May 8, 1999 and August 7, 1999 have been restated to correct certain revenue and expense amounts recorded during the first two quarters of fiscal 2000. The majority of these corrections relate to expensing amounts previously recorded as assets and deferring certain revenues and rebates. See Note 19 of the Notes to the Consolidated Financial Statements for the original and restated amounts for each respective quarterly period.

    RESTATEMENT OF QUARTERLY RESULTS FOR THE FIRST THREE QUARTERS OF FISCAL 1999. On April 6, 1999, we issued a press release announcing revenues of $684.4 million, a net loss of $3.0 million and a loss per diluted share of $0.17 for the year ended January 31, 1999. On May 18, 1999, we announced that, as a result of the year-end financial audit process, we would record certain adjustments to these previously reported financial results for fiscal 1999, as well as for certain of the quarters therein.

    In response to the audit process adjustments, and after considering the recommendations of our auditors, the Audit Committee of our Board of Directors in turn recommended to our Board that a Special Committee of the Board be appointed to, among other things, initiate a formal inquiry into our accounting practices. The Special Committee was appointed and so authorized by our Board and retained the law firm of Smith, Gambrell & Russell, LLP to assist in the investigation, which, in turn, retained the forensic audit group of Arthur Andersen LLP to assist in conducting the review.

    On October 11, 1999, following a detailed review of our accounting records, Arthur Andersen, LLP completed the year-end audit process of our financial statements and we announced restated financial results for the fiscal year ended January 31, 1999 and each of the quarters therein. For the year ended
January 31, 1999, we reported restated revenues of $664.4 million, a net loss of $19.6 million and a loss per diluted share of $1.10. These restated results included changes in recognition and/or timing of certain vendor support funds, certain expense accruals and asset write-downs. No adjustments were necessary for periods prior to fiscal 1999.

    As noted above, we restated our previously issued financial statements for the three quarters ended April 30, 1998, July 31, 1998 and October 31, 1998 by filing amended Quarterly Reports on Form 10-Q/A for the three-quarters ended April 30, 1998, July 31, 1998 and October 31, 1998, respectively. See Note 19 to our Consolidated Financial Statements for information relating to these quarterly restatements.

    In the fourth quarter of fiscal year 2000, the Special Committee completed its review of the information and made recommendations to the Board of Directors, which were adopted in their entirety. We have either completed or are in the process of implementing the recommendations of the Special Committee. We have undertaken steps to improve our internal controls and procedures to ensure the integrity of our financial reporting and are continuing this process, which included the appointment of our current Chief Financial Officer in September 1999.

    Since an announcement in May 1999 that we would be restating financial results for fiscal 1999 (from the amount disclosed in a previous press release) and certain of the quarters therein, eleven lawsuits seeking to be certified as class actions were filed against us and certain of our current and former executive officers and directors. These eleven lawsuits have been consolidated into one class action suit. Additionally, in January 2000, the Securities and Exchange Commission ("SEC") commenced a formal investigation in connection with the matters relating to the fiscal 1999 restatements. See "Item 3. Legal Proceedings."

GENERAL

    Our operations consist primarily of owning and operating flooring stores and selling franchises for the operation of a variety of flooring stores. We derive the majority of our revenues from sales of flooring products, fees paid by franchisees to our various franchise systems, and rebates and commissions from suppliers as a result of product purchases by us and our franchisees. Our goal is to effectively integrate our network of retail flooring stores with our franchise systems. As of May 1, 2000, our retail network consisted of 281 Company-owned stores and 834 franchise centers/locations.

    Over the past three years, our revenues and gross profit have increased significantly, 108.9% and 143.3%, respectively, while our selling, general and administrative expenses increased 287.7% during the same period. These significant changes were primarily due to our acquisition of the retail assets from Shaw Industries, Inc. ("Shaw") and our sale of Image Industries, Inc. ("Image"), a carpet manufacturer. As we have shifted our business operations to focus on retail operations, our sales and cost structure shifted significantly, leading to greater advertising, occupancy and personnel costs. The operating loss of $54.5 million for the fiscal year ended February 5, 2000, relates to retail and franchise activities, without manufacturing, and also reflects an $8.6 million charge for store closing cost.

    Effective August 9, 1998, we acquired the retail store assets of Shaw for consideration of 3,150,000 shares of our common stock valued at $55.2 million, a $10.0 million promissory note (after adjustments) and $25.0 million in cash. These assets included 266 retail flooring centers, which resulted in a substantial increase in the number of retail flooring stores we owned and operated. The acquired retail stores, along with our previous Company-owned stores have been integrated into our Flooring America brand, and we are continuing to make merchandise shifts to fixtures and displays, evaluating store performance, reviewing current operational practices and analyzing market demographics. Moreover, the Company-owned stores' geographic areas and product lines overlapped with our existing stores or franchisees in certain areas causing the need to close or remodel certain stores.

    Prior to our acquisition of the Shaw retail stores, those stores incurred significant losses and operated at a lower profit level than is typical in the retail flooring industry. Although we have made improvements in the profitability and sales at these acquired stores, they continue to operate at a loss and have adversely affected our results of operations.

    Actions have been taken or are currently being initiated to reduce these losses. They include:

    - We have closed stores that were losing money.

    - We have rebranded into one national brand (Flooring America), which after the initial advertising launch, will allow us to realize advertising savings by running the same advertisements for all the stores in the same DMA, as well as a national advertising campaign.

    - We have identified specific opportunities for expense reductions related to personnel cost, outside services, and general and administrative cost at the support center, retail stores and warehouse locations and have initiated such expense reductions.

    - We have identified margin and cash flow improvement opportunities in the retail stores and have begun taking actions to realize improved margins and cash flows.

    - We are seeking to divest certain non-core assets which will enable us to concentrate on our core businesses, Flooring America retail and franchise stores.

We will continue to evaluate our business practices to enhance our service to our customers, to create and maintain efficient distribution channels and strengthen the training of our employees.

    During the year ended February 2000, we operated three reportable segments: retail; franchise services and corporate. During the year ended January 31, 1999, we operated a fourth reportable segment, manufacturing. The retail segment is composed of retail flooring stores and distribution support centers. The franchise services segment includes the operations of three of our franchise businesses: GCO, CarpetsPlus and MaxCARE. Corporate consists of the Flooring America Franchise business, store development, marketing, advertising, consumer credit, and product sourcing activities, as well as corporate non-operating items not directly relating to the manufacturing, retail or franchise services segments. See Note 18 to our Consolidated Financial Statements for certain financial information relating to these segments.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 5, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

    TOTAL REVENUES. Total revenues increased 14.8% to $762.8 million for the year ended February 5, 2000 ("fiscal 2000") from $664.4 million for the year ended January 31, 1999 ("fiscal 1999"). The components of total revenues, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations, which totaled $19.4 million in fiscal 2000 and $43.9 million in fiscal 1999, include certain intercompany allocations. The decrease in intersegment eliminations is a result of the sale of Image in January 1999.

        RETAIL REVENUE. Retail revenue primarily consists of sales of flooring products by our retail stores. Retail revenues increased 65.2% to $692.1 million for fiscal 2000 from $418.9 million for fiscal 1999. The growth in retail sales of flooring products was primarily due to the impact of the acquisition of the retail store assets of Shaw in August 1998. Retail revenue related to the Shaw stores increased $264.6 million from $270.2 million for fiscal 1999 to $534.8 million in fiscal 2000.

        MANUFACTURING REVENUE. Manufacturing revenue of $197.8 million for fiscal 1999 included the sale of manufactured carpet and polyethylene tereptalate ("PET"), fiber and flake. With the sale of substantially all the assets of Image in January 1999, we no longer engage in manufacturing operations.

        FRANCHISE SERVICES REVENUE. Franchise services revenue is generated from three primary sources: (i) one-time franchise fees from new franchisees, (ii) brokerage fees and/or royalties on certain flooring products purchased by the franchisee; and (iii) franchise service fees for services such as advertising, which are offered to franchisees. Franchise services revenue increased 15.3% to $28.4 million for fiscal 2000 from $24.7 million for fiscal 1999. The growth in franchise services revenue was primarily related to the inclusion in fiscal 2000 of a full year of revenues from CarpetsPlus compared to only five months in fiscal 1999.

        CORPORATE REVENUE. Corporate revenue is primarily generated from four sources: (i) vendor rebates from flooring purchases for franchisees,
    (ii) national account revenue, (iii) sales of promotional goods from the corporate distribution center and (iv) marketing service fees for services such as advertising. Corporate revenues decreased 7.9% to $61.7 million in fiscal 2000 from $67.0 million in fiscal 1999. This decrease was due to a decrease in marketing service revenue of $3.3 million and a decrease in national account revenue of $1.7 million.

    GROSS PROFIT. Gross profit increased 36.0% to $281.6 million for fiscal 2000 from $207.1 million for fiscal 1999. As a percentage of total revenue, gross profit was 36.9% for fiscal 2000 compared to 31.2% for fiscal 1999. Contributing to the increase in gross profit as a percentage of total revenue was the continuing change in our business mix to a revenue base consisting principally of the sales of flooring products. Gross profit, exclusive of manufacturing operations, increased 73.4% to $281.6 million for fiscal 2000 versus $162.3 million for fiscal 1999. This increase was primarily related to the inclusion in fiscal 2000 of a full year of operations for the stores acquired from Shaw compared to only six months in fiscal 1999. As a percentage of sales, gross profit, exclusive of manufacturing operations, increased in fiscal 2000 to 36.9% from 34.8% in fiscal 1999. The principal reason for the increase is that the retail flooring centers acquired from Shaw in August of 1998 realize a higher gross profit percentage due to their higher concentration of residential replacement business as opposed to commercial and builder business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 47.4% to $325.5 million for fiscal 2000 from $220.7 million for fiscal 1999. The increase in selling and administrative expenses was primarily attributable to an overall growth in the size of our retail base, including the retail store assets acquired from Shaw. With the sale of our manufacturing operations in January 1999, the retail segment comprised a substantial portion of our operations. Selling, general, and administrative expenses, exclusive of manufacturing operations, increased 71.2% to $325.5 million in fiscal 2000 from $190.2 million in fiscal 1999. This
$135.3 million increase was primarily related to the inclusion in fiscal 2000 of a full year of selling, general, and administrative expenses for the stores acquired from Shaw compared to only six months in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses, exclusive of manufacturing operations, was 42.7% for fiscal 2000 as compared to 40.8% for fiscal 1999. This increase percentage was principally due to higher employee costs relative to revenues in fiscal 2000 resulting from the Shaw acquisition. Employee costs in the retail flooring centers acquired from Shaw are higher due to their higher concentration of residential replacement business as opposed to commercial and builder business. In addition, employee costs in support functions increased in relation to revenues as a result of the Shaw acquisition. As discussed herein, we have initiated a number of cost reduction and other actions to reduce expenses and improve operating performance.

    OPERATING LOSS. Operating loss increased to a loss of $52.5 million for fiscal 2000 from a loss of $37.4 million for fiscal 1999. The components of operating loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled income of $215,000 in fiscal 2000 and expense of $7.3 million in fiscal 1999.

        RETAIL OPERATING LOSS. Retail operating loss decreased to a loss of $29.5 million for fiscal 2000 from a loss of $32.3 million for fiscal 1999. This decreased loss was primarily due to the impact of the acquisition of the retail store assets of Shaw. These stores have higher selling, general and administrative expense related to advertising, as well as, higher costs related to remodeling and rebranding into the Flooring America brand. The fiscal 2000 and fiscal 1999 operating losses also include special charges of $8.6 million and $11.8 million, respectively, as discussed below.

        MANUFACTURING OPERATING INCOME. Manufacturing operating income was $14.2 million for fiscal 1999. With the sale of substantially all the assets of Image in 1999, we no longer engage in manufacturing operations.

        FRANCHISE SERVICES OPERATING INCOME. Franchise services operating income increased to $1.8 million for fiscal 2000 from income of $1.7 million for fiscal 1999. The increase in franchise services operating income was primarily related to the inclusion in fiscal 2000 of a full year of franchise services operating income from CarpetsPlus compared to only five months in fiscal 1999.

        CORPORATE OPERATING LOSS. Corporate operating loss increased to $25.2 million in fiscal 2000 from a loss of $13.6 million in fiscal 1999. Fiscal 1999 included a special charge of $11.9 million. Exclusive of the special charge, corporate operating loss increased $23.5 million. Such increased loss was primarily due to higher selling, general and administrative expense. The increased expenses included employee costs
    ($9.1 million), computer development ($3.4 million), and legal, professional and consulting fees ($15.6 million). Legal, professional and consulting fees in fiscal 2000 included one time charges of $5.3 million, related to the restatement of fiscal 1999 financial results and related matters.

    SPECIAL CHARGES. During the second quarter of fiscal 1999, we reevaluated our retail business strategy and expanded our focus on our retail operations. As a result of this revised business strategy, we amended our franchise agreements for one of our franchised line of retail stores, closed certain Company-owned stores, and wrote-down to fair value certain retail assets, including goodwill. We again reevaluated and analyzed the performance of our Company-owned retail stores in the fourth quarter of fiscal year 2000. This reevaluation and analysis indicated that approximately 34 stores and excess real estate should be closed and/or sold. As a consequence, charges totaling $8,554,000 were incurred in the fourth quarter of fiscal year ended February 5, 2000. The pre-tax special charges related to the following:

                                                          FISCAL YEAR END
                                                  -------------------------------
                                                  FEBRUARY 5,        JANUARY 31,
                                                      2000              1999
                                                  ------------      -------------
Write off of vendor receivables.................  $         --      $ 2.4 million
Claims reserves.................................            --        9.5 million
Write-down of equipment.........................            --        0.5 million
Store closure and carrying costs................   8.6 million(1)     7.1 million
Write-down of goodwill..........................            --        4.2 million
                                                  ------------      -------------
Total special charges...........................  $8.6 million      $23.7 million
                                                  ============      =============

------------------------

(1)  Includes $1.5 million of asset improvement charges.

    INTEREST EXPENSE. Interest expense decreased 5.5% to $14.3 million for fiscal 2000 from $15.1 million for fiscal 1999. This change represents a change in the composition of debt outstanding during the year.

    INCOME TAX EXPENSE (BENEFIT). The income tax expense in fiscal 2000 includes a provision for a valuation allowance of $8.4 million on our beginning of the year deferred tax assets. Pursuant to Statement of Financial Accounting Standards No. 109, our cumulative losses in recent years have created the presumption that the deferred tax assets will likely not be realized. Accordingly, we provided a valuation allowance for all of our net deferred tax assets at February 5, 2000. Such charge was largely offset by the benefit of a tax refund receivable generated by the carryback of our 1999 net operating loss.

    EXTRAORDINARY CHARGES. The extraordinary charges recorded in fiscal 2000 related to two transactions. First, a charge of $274 thousand from our repurchase of $4.0 million principal amount of our Senior Notes and the write-off of unamortized finance fees and discounts. Second, a charge of $4.7 million in the fourth quarter from the repayment of our former revolving credit facilities and the write-off of unamortized financing fees. The totals amounted to $5.0 million for fiscal 2000.

YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

    TOTAL REVENUES. Total revenues increased 82.0% to $664.4 million for the year ended January 31, 1999 from $365.1 million for the year ended January 31, 1998 ("fiscal 1998"). The components of total revenues, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations, which totaled $43.9 million in fiscal 1999 and $6.7 million in fiscal 1998, include sales of flooring products by Image to our retail stores and certain intercompany allocations.

        RETAIL REVENUE. Retail revenue primarily consists of sales of flooring products by our retail stores. Retail revenues increased 218.6% to $418.9 million for fiscal 1999 from $131.5 million for fiscal 1998. The growth in retail sales of flooring products was primarily due to the impact of the acquisition of the retail store assets of Shaw and, to a lesser extent, to internal growth.

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

        FRANCHISE SERVICES REVENUE. Franchise services revenue is generated from three primary sources: (i) one-time franchise fees from new franchisees (revenue recognized at time of franchise agreement signing), (ii) brokerage fees and/or royalties on certain flooring products purchased by the franchisee; and (iii) franchise service fees for services such as advertising, which are offered to franchisees. Franchise services revenue increased 11.1% to $24.7 million for fiscal 1999 from $22.2 million for fiscal 1998. The increase in franchise services revenue is due to, among other things, the acquisition of CarpetsPlus in September 1998.

        CORPORATE REVENUE. Corporate revenue is primarily generated from four sources: (i) vendor rebates from flooring purchases for franchisees,
    (ii) national account revenue, (iii) sales of promotional goods from the corporate distribution center and (iv) marketing service fees for services such as advertising. Corporate revenue increased 66.9% to $67.0 million in fiscal 1999 from $40.1 million in fiscal 1998. This increase resulted from increases in national accounts revenue, Flooring America marketing services and distribution center sales.

    GROSS PROFIT. Gross profit increased 78.9% to $207.1 million for fiscal 1999 from $115.7 million for fiscal 1998. As a percentage of total revenue, gross profit was 31.2% for fiscal 1999 compared to 31.7% for fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 162.9% to $220.7 million for fiscal 1999 from $84.0 million for fiscal 1998. The increase in selling and administrative expenses reflects an overall growth in the size of our retail base, including the retail store assets acquired from Shaw. These stores incurred higher levels of advertising costs than other Flooring America brands. These acquired stores also incurred selling, general and administrative expense relating to the integration of these stores into Flooring America. As a percentage of total revenue, selling, general and administrative expenses increased to 33.2% for fiscal 1999 from 23.0% for fiscal 1998. The increase in selling, general and administrative expenses, both as a percentage of revenues and operating expenses reflect our changing revenue mix. Selling, general and administrative expenses of our retail segment, which operates on a higher cost basis than the manufacturing segment, increased as a percentage of selling, general and administrative expenses due to the purchase of Shaw's retail store assets in August 1998. With the sale of our manufacturing operations in January 1999, the retail segment will comprise a substantial portion of our operations in future periods. Also contributing to the increase in selling, general and administrative expenses in fiscal 1999 were increases in advertising, bad debt and compensation expenses.

    OPERATING INCOME/LOSS. Operating income/loss decreased to a loss of $37.4 million for fiscal 1999 from operating income of $31.8 million for fiscal 1998. The components of operating income/loss, exclusive of the effect of intersegment eliminations, are discussed below. Intersegment eliminations totaled $7.3 million in expenses in fiscal 1999 and a benefit of $1.0 million in fiscal 1998.

        RETAIL OPERATING LOSS. Retail operating loss increased to a loss of $32.2 million for fiscal 1999 from a loss of $1.2 million for fiscal 1998. This increase was primarily due to the impact of the acquisition of the retail store assets of Shaw. These stores have higher selling, general and administrative expense related to advertising, as well as, higher costs related to remodeling and rebranding into the Flooring America brand. This increase also resulted from the special charge of $11.8 million in fiscal 1999 that was not present in fiscal 1998.

        MANUFACTURING OPERATING INCOME. Manufacturing operating income decreased 39.0% to $14.2 million for fiscal 1999 from $23.2 million for fiscal 1998. This decrease was due to cost of sales increasing during fiscal 1999. During fiscal 1998, the Company experienced unusually low raw material costs related to bottle costs, while in fiscal 1999 these bottle costs returned to historical rates.

        FRANCHISE SERVICES OPERATING INCOME/LOSS. Franchise services operating income remained approximately the same with fiscal 1999 franchise services operating income of $1.7 million and fiscal 1998 franchise services operating income of $1.7 million.

        CORPORATE OPERATING INCOME/LOSS. Corporate operating income decreased to a loss of $13.6 million in fiscal 1999 from income of $7.0 million in fiscal 1998. This loss is primarily the result of a $11.9 million special charge discussed below (see "SPECIAL CHARGES"), as well as increased expenses relating to, among other things, advertising, bad debt and compensation expense.

    INTEREST EXPENSE. Interest expense increased 117.3% to $15.1 million for fiscal 1999 from $6.9 million for fiscal 1998 due principally to a higher debt balances and a higher interest rate during fiscal 1999. See "Liquidity and Capital Resources."

    SPECIAL CHARGES. During the second quarter of fiscal 1999, we reevaluated our retail business strategy and determined to expand our focus on our retail operations. As a result of this revised business strategy, we amended the franchise agreements for one of our franchised line of retail stores, closed certain Company-owned stores, and wrote-down to fair value certain retail assets, including goodwill. We recorded a $28.5 million charge for these special items during the three-month period ended July 31, 1998. The initial charge was subsequently reduced by $4.8 million, as revised estimates for claim reserves and store closure costs were less than initially expected, offset in part by a ten store net increase in the number of stores to be closed from the initial estimate of fifteen. The $23.7 million pretax special charge related to the following items:

Write off of vendor receivables.............................  $ 2.4 million
Claims reserves.............................................    9.5 million
Write-down of equipment.....................................    0.5 million
Store closure and carrying costs............................    7.1 million
Write-down of goodwill......................................    4.2 million
                                                              -------------
Total special charges.......................................  $23.7 million
                                                              =============

    During fiscal 1999, we amended our franchise agreement with the majority of our CarpetMAX franchisees, whereby we established certain requirements for more uniformity in the appearance and merchandising of the franchised stores. As part of the amended franchise agreement, we reduced the number of flooring vendors available to CarpetMAX franchisees. We wrote off certain vendor receivables and established a reserve to settle claims that may arise from the franchise network. In addition, we have written down to fair value certain assets made obsolete by the amended franchise agreement. We also accrued for the costs of closing certain Company-owned retail stores, most of which were closed as of January 31, 1999.

    In connection with the reevaluation of our retail strategy described above, we analyzed the performance of our Company-owned retail stores. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors caused management to assess the realizability of the goodwill recorded.

    The determination of goodwill impairment was made by comparing the unamortized goodwill balance at July 31, 1998, to the estimate of the related market's undiscounted future cash flows. The assumptions used reflected earnings, market and industry conditions, as well as the then current operating plans. The assessment indicated a permanent impairment of goodwill for certain markets. As a consequence, such goodwill was written down to fair value, which resulted in a write-off of goodwill totaling $4.2 million during fiscal 1999.

    GAIN ON SALE OF IMAGE. We recorded a gain on sale of Image of $24.9 million as a result of the sale of our Image subsidiary in January 1999. With the sale of substantially all the assets of Image, we no longer engage in manufacturing operations.

    INCOME TAX EXPENSE (BENEFIT). We recorded an income tax benefit of $5.7 million for fiscal 1999 compared to a $10.3 million expense for fiscal 1998. The decrease in income tax expense is due to our recording a loss in fiscal 1999 as compared to income in fiscal 1998. The fiscal 1999 effective tax benefit of 22.8% was due to higher non-deductible costs and valuation allowances related to state net operating losses.

    EXTRAORDINARY CHARGES. The extraordinary charges recorded in fiscal 1999 and 1998 resulted from the write-off of unamortized financing fees associated with our former revolving credit facilities. The charges amounted to $377,000, net of an income tax benefit of $236,000 for fiscal 1999, and $785,000, net of an income tax benefit of $546,000, for fiscal 1998.

SEASONALITY

    Historically, our retail flooring sales are subject to some seasonal fluctuation typical to the flooring industry, with higher sales occurring in the summer and fall months during our second and third quarters, and lower sales occurring during the fourth quarter holiday season. Increases occur in the second quarter as construction schedules increase during the summer, and the largest increase occurs in the third quarter as a consequence of a combination of ongoing construction and pre-holiday home remodeling. See Note 19 of Notes to Consolidated Financial Statements included herein for summary quarterly data.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. Our primary capital requirements are for new store openings and working capital. We historically have met our capital requirements through a combination of cash flow from operations, net proceeds from the sale of equity and debt securities, bank lines of credit, disposition of assets, and standard payment terms from suppliers.

    SALE OF IMAGE. On January 29, 1999, we sold substantially all the assets of our Image subsidiary to Aladdin Manufacturing Corporation, a wholly owned subsidiary of Mohawk Industries, Inc. This transaction was valued at approximately $210.7 million, including the assumption of $30.0 million in related debt and $18.1 million in short-term liabilities. Proceeds from the sale were used to retire bank indebtedness incurred as a result of the acquisition of the Shaw retail status.

    SENIOR CREDIT FACILITY. On January 28, 2000, we entered into a Senior Credit Facility with Foothill Capital Corporation, as agent, which provides for aggregate commitments of up to $45.0 million, subject to levels of collateral and other availability restrictions ("Senior Credit Facility"). This Senior Credit Facility replaced the amended and restated senior credit facility with our former senior lenders dated May 18, 1999. The Senior Credit Facility consists of a five year revolving facility that matures on January 28, 2005. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property and certain of our intangible assets and those of our subsidiaries, as well as the capital stock of our subsidiaries. As additional collateral security for the Senior Credit Facility, we have established a cash collateral account with the lender. Amounts outstanding under the Senior Credit Facility bear interest at various variable rates. The Senior Credit Facility contains a number of covenants customary for credit transactions of this type and requires us to meet certain financial ratios. Borrowings outstanding under the Senior Credit Facility totaled approximately $32.1 million at February 5, 2000 and availability totaled
$5.0 million. The Senior Credit Facility contains a number of restrictive financial and other covenants. On May 6, 2000, we were not in compliance with certain of the financial covenants and on May 15, 2000, we entered into a third amendment to the Senior Credit Facility which reset certain of the financial covenants and ratios. We plan to continue to monitor compliance with the Senior Credit Facility, however, no assurances can be given with respect to continued compliance with the Credit Agreement.

    SENIOR SUBORDINATED NOTES. On October 16, 1997, we issued $100.0 million of 9 1/4% notes due 2007 (the "Senior Notes"). The net proceeds to us from the offering of the Senior Notes were approximately $96 million net of an initial issue discount and fees and related costs. We used the net proceeds from the offering of the Senior Notes to repay all borrowings outstanding under a revolving senior credit facility of approximately $82.7 million and for general corporate purposes, including capital expenditures.

    Each of our operating subsidiaries has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. The guarantor subsidiaries comprise all of our direct and indirect operating subsidiaries. We have not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because there are no significant restrictions on the ability of the guarantor subsidiaries to make distributions to us.

    On September 3, 1998, we defaulted on the restricted payment covenant contained in the Indenture (the "Indenture") pursuant to which the Senior Notes were issued. The default occurred when we repurchased shares of our common stock in the open market pursuant to our ongoing stock repurchase program. On
March 21, 2000, we obtained the consent of the Noteholders for a waiver of this covenant violation. In order to obtain the consent of the Noteholders, on March 21, 2000, we repurchased $25 million of Senior Notes at a purchase price of 102% of their principal face amount, plus accrued and unpaid interest and other fees and charges. We also paid a cash consent fee of $3.6 million and attorneys' fees to counsel for the noteholders in the amount of $451 thousand in order to cure the default under the Indenture.

    In connection with the waiver of the default, the Indenture for the Senior Notes was amended so that the following additional terms apply to the remaining outstanding Senior Notes:

    - The interest rate increased from 9 1/4% per annum to a variable rate of interest of at least 12 3/4% and as much as 15% per annum.

    - The Senior Notes are secured by a second lien on certain assets;

    - We have agreed to make the following offers to purchase the following principal amounts of outstanding Senior Notes plus accrued and unpaid interest as set forth below:

    - $10 million on or before December 31, 2000 at 97% of the principal face amount;

    - $10 million on or before February 5, 2001 at 103% of the principal face amount;

    - $5 million on or before March 31, 2001 at 97% of the principal face amount;

    - $10 million on or before February 4, 2002 at 103% of the principal face amount;

    - We also have agreed to make an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    - We agreed to maintain a minimum fixed charge coverage ratio, which agreement is expected to be amended.

    Pursuant to the Indenture, we were required to make a semi-annual interest payment to the noteholders on April 15, 2000. We did not make the payment on or before April 15, 2000. Under the terms of the Indenture, a failure to make an interest payment by the date due is not an event of default if the payment is made within 30 days from the date it was originally due. We utilized the 30 day grace period and paid all accrued interest due on the Senior Notes on May 15, 2000.

    The Indenture, as amended by the Fifth Supplemental Indenture, requires us to maintain a minimum consolidated fixed charge coverage ratio, measured on a quarterly basis, beginning with the first quarter of fiscal year 2001. As of May 6, 2000, our consolidated fixed charge coverage for the first quarter of fiscal year 2001 was below the minimum required by the Indenture. Pursuant to the terms of the Indenture, failure to comply with this financial covenant will not constitute an event of default unless we fail to comply for two consecutive fiscal quarters. We expect to seek an amendment to the Indenture to waive and/or reset the coverage ratios and, although no assurances can be given, expect to obtain an amendment by mid-to-late June of this year.

    CAPITAL RESOURCES. We have limited unused credit lines and must satisfy all of our working capital and capital expenditure requirements from such lines and from cash provided by operating activities, from external borrowing or from the sale of assets. Substantially all of our strategic assets have been pledged to secure various outstanding indebtedness of the Company. Sales of assets, which are not replaced would under the terms of the applicable financing agreements, generally require payment of the indebtedness secured thereby, which indebtedness, in many cases, would likely exceed the immediately realizable value of such assets. We have relatively few non-strategic assets which we could monetize, substantially all of such assets being subject to various liens and security interests which would restrict or limit our ability to realize any significant proceeds from the sale thereof. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or implement certain other aspects of our strategic plan and we may, therefore, be unable to achieve the benefits expected therefrom.

    Our ability to make payments to satisfy our debt and other obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, which are beyond our control. Debt service is dependent upon available cash reserves and cash flow from operations, together with available borrowing under our Senior Credit Facility. If we are unable to service our debt obligations, we will be required to adopt alternative strategies. These strategies may include:

    - reducing or delaying our capital expenditures,

    - curtailing or eliminating the opening of Company-owned stores,

    - selling assets,

    - restructuring or refinancing our indebtedness, or

    - seeking additional equity capital.

    We are unable to give assurance that any of these strategies could be implemented on satisfactory terms, if at all. Our inability to service our debt obligations may result in the acceleration of some or all of our indebtedness, which would have a material adverse effect on our financial condition.

    We cannot give assurance that our business will generate sufficient cash flow from operations, that our currently anticipated growth in revenues and cash flow will be realized or that future borrowings will be available to us, including under our revolving Senior Credit Facility, in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Senior Notes, on or before maturity. We cannot give assurance that we will be able to refinance any of our indebtedness, including our revolving Senior Credit Facility and the Senior Notes, on commercially reasonable terms or at all.

    We expect to report substantial operating and net losses for the first quarter of fiscal 2001.

    OTHER DEBT. As of May 1, 2000, we also had approximately $18.0 million of debt outstanding under various term loans.

    GOING CONCERN. Our consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $70,546,000 for the fiscal year ended February 5, 2000 and had a working capital deficit of $48,201,000 at February 5, 2000. The report of independent auditors on our consolidated financial statements for the year ended February 5, 2000 includes an explanatory paragraph to the effect that substantial doubt exists with respect to our ability to continue as a going concern due to our recurring losses from operations and the anticipation that certain debt covenants and obligations will not be met without a restructuring of our debts. See the Consolidated Financial Statements and Item 1. Business-Risk Factors in this annual report on Form 10-K. We are highly leveraged and substantially all of our assets are and will likely remain subject to various liens and security interests, and our loan agreement, indenture and other agreements contain mandatory prepayment provisions in the event that the assets are sold. Accordingly, we may not be able to rely, in any significant degree, on the proceeds from sales of assets to fund operations and we may have limited sources of additional liquidity other than cash generated by operations. Our ability to improve our financial position and meet our financial obligations will depend upon a variety of factors, including significantly improved operating results, favorable pricing environments, absence of adverse general economic conditions, more effective operating cost controls and efficiencies, and our ability to attract new capital, obtain concessions or extensions from our existing lenders and noteholders and maintain adequate liquidity. No assurances can be given that we will be successful in generating the operating results or attracting new capital required for future viability.

    CONTINGENCIES. Since an announcement in May 1999 that we would be restating financial results for fiscal 1999 (from the amount disclosed in a previous press release) and certain of the quarters therein, eleven lawsuits claiming to be class actions have been filed against us and certain of our current and former executive officers and directors. These lawsuits have been consolidated into one class action lawsuit. In addition, the Securities and Exchange Commission commenced a formal investigation in January 2000 in connection with the matters relating to the restatement. See "Item 1. Business--Risk Factors" and "Item 3. Legal Proceedings."

    CASH FLOWS. During fiscal 2000, operating activities used $36.8 million compared to $6.7 million used in fiscal 1999. The increase in cash used in operating activities was principally attributable to an increase in operating losses incurred during the year.

    During fiscal 1999, operating activities used $6.7 million compared to $3.2 million used in fiscal 1998. The increase in cash used in operating activities resulted primarily from an increase in accounts receivable and inventories. The increase in accounts receivables and inventories was mainly due to higher sales of flooring products.

    During fiscal 2000, investing activities used $27.5 million compared to providing $83.3 million for fiscal 1999. In fiscal 1999, we received proceeds from the sale of Image, which were absent in fiscal 2000. Also capital expenditures decreased substantially from fiscal 1999 due to the sale of Image. Finally, acquisitions were substantially reduced in fiscal 2000 from the previous fiscal year.

    During fiscal 1999, investing activities provided $83.3 million compared to using $49.0 million for fiscal 1998. The change is primarily due to the sale of Image offset by the purchase of CarpetsPlus and the retail store assets of Shaw.

    During fiscal 2000, financing activities provided $20.0 million compared to $15.6 million used in fiscal 1999. This increase is due primarily to borrowings under the Senior Credit Facility. Also during fiscal 1999, we used cash to repurchase common stock and was provided cash from the exercise of stock options. No such financing activities occurred in fiscal 2000.

    During fiscal 1999, financing activities used $15.6 million compared to $74.6 million provided in fiscal 1998. This decrease is primarily due to proceeds received from the issuance of common stock in a public offering and the issuance of senior subordinated notes in fiscal 1998. No such financing activities occurred in fiscal 1999.

    CAPITAL EXPENDITURES. We anticipate that we will require approximately $15.0 million for fiscal 2001, to (i) rebrand our various retail formats under the singular Flooring America brand, including signage and interior store changes, (ii) reconfigure existing stores including certain of the stores acquired from Shaw, and (iii) upgrade our management information systems.

    MANAGEMENT INFORMATION SYSTEMS. Most Company-owned stores are currently operating their businesses with the information systems that were in place at the time we acquired or opened them. Although certain hardware has been upgraded for the store network and we are utilizing certain SAP modules for general ledger, human resources and payroll functions, we have delayed implementation of SAP retail applications. We have made a significant investment in all SAP modules, including SAP retail applications. If we are unable to implement the SAP retail applications, a write down of such costs may be required. No assurances can be given with respect to our ability to implement a fully integrated management information system or as to the timing of any such implementation, which may be adversely affected by our ability to fund such upgrades and implementations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivatives Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. In June 1999, the FASB deferred the effective date of Statement No. 133 for one year, until fiscal years beginning after June 15, 2000. We do not anticipate that this Statement will have a material impact on our financial statements.

    We adopted, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in February 1999. There was no material impact on the financial statements as a result of adoption of these statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    INTEREST RATE SENSITIVITY. We have limited exposure to market volatility in interest rates. As of February 5, 2000, exposure from interest rates was not material to our financial position, results of operations, or cash flows, as $103.5 million of our $145.6 million of debt has been fixed at rates of up to 15% until 2007. Based on our low overall floating interest rate exposure at February 5, 2000, a near-term 100 basis point change in interest rates would impact interest expense by approximately $421 thousand.

    COMMODITY PRICE AND FOREIGN CURRENCY SENSITIVITY. Increases or decreases in the market price of carpet, hardwood and vinyl flooring may affect our purchases and, accordingly, our earnings. We do not use futures or options contracts to manage volatility with respect to this exposure. The potential increase in purchases based on commodity activity is generally also reflected as a corresponding increase in our prices and, therefore, we believe is not material to our financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following financial statements are filed with this report:

    - Report of Independent Auditors and Report of Independent Public
      Accountants

    - Consolidated Balance Sheets--As of February 5, 2000 and January 31, 1999

    - Consolidated Statements of Operations--For the Year ended February 5, 2000 and Years ended January 31, 1999 and 1998

    - Consolidated Statements of Stockholders' Equity--For the Year ended February 5, 2000, and Years ended January 31, 1999 and 1998

    - Consolidated Statements of Cash Flows--Year ended February 5, 2000, and Years ended January 31, 1999 and 1998

    - Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Ernst & Young, LLP has served as our independent auditors for the fiscal year ended February 5, 2000. Representatives of Ernst & Young, LLP are expected to be present at the shareholders' meeting and will have the opportunity to make a statement if they desire to do so and to respond to appropriate questions. We have not selected our independent accountants for the 2001 fiscal year.

    As of January 4, 2000, we terminated the engagement of Arthur Andersen LLP as our independent accountants to audit our financial statements.

    The audit reports of Arthur Andersen LLP on our consolidated financial statements as of and for the years ended January 31, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that Arthur

Andersen LLP's report on our consolidated financial statements as of and for the year ended January 31, 1999 contained a separate paragraph stating:

    "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not in compliance with a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 (the 'Senior Notes') and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. The Company's available borrowings under its Senior Credit Facility plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern."

    The decision to consider a change in independent accountants was recommended to our Audit Committee on November 8, 1999. Upon receiving and approving that recommendation, on December 22, 1999, the Audit Committee delegated to the Chief Financial Officer the authority to decide when and if to dismiss Arthur Andersen LLP.

    In connection with the audits of the two fiscal years ended January 31, 1999 and 1998, and through the date of this report, we have not had any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference thereto in their report on our consolidated financial statements for such periods.

    Except as noted herein, during our two most recent fiscal years, and through the date of this report, we have not had any reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K. In connection with Arthur Andersen LLP's audit of the fiscal year end January 31, 1999, Arthur Andersen LLP did advise us that material weaknesses and significant deficiencies existed in our internal controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in its financial statements. We responded to Arthur Andersen LLP's letter by investigating the matters raised by such letter and addressing and taking appropriate actions designed to correct the noted weaknesses and deficiencies.

    On January 10, 2000, we retained and appointed the accounting firm of Ernst & Young LLP as our new independent auditors to audit our financial statements for the fiscal year ended February 5, 2000. The decision to retain and appoint the accounting firm of Ernst & Young LLP was approved by our Audit Committee and our Board of Directors. Prior to engaging Ernst & Young LLP as our independent accountants on January 10, 2000, we did not consult with Ernst & Young LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

                                    PART III

ITEM 10.  BOARD OF DIRECTORS

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

    Our executive officers and directors are as follows:

NAME                            AGE                   POSITION WITH FLOORING AMERICA
----                          --------   --------------------------------------------------------
David L. Nichols............     58      Chairman of the Board, President and Chief Executive
                                         Officer

Leonard H. Thill............     45      Chief Financial Officer, Secretary and Compliance
                                         Officer

Stephen P. Coburn...........     49      Executive Vice President--Operations/Human Resources

Paul R. Renn................     45      President--Flooring America Retail Division

Michael L. DeGrace..........     54      President--MaxCARE Franchise Division

Michael Cherico.............     41      President--GCO Carpet Outlet Division

Scott Wheeler...............     35      President--Flooring America Franchise Division

Donald P. Burke.............     44      Vice President and Corporate Controller

Joseph J. Jillson...........     56      Director

Richard A. Kaplan...........     54      Director

J. Michael Nixon............     55      Director

F. G. "Buck" Rodgers........     73      Director

Larry T. Solari.............     57      Director

Herb Wolk...................     68      Director

    Our executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board.

    DAVID L. NICHOLS has served as our Chairman of the Board since
January 2000. On May 10, 2000, our Board of Directors elected Mr. Nichols to serve as our President and Chief Executive Officer as well as Chairman. From 1963-1998, Mr. Nichols served in various capacities with Mercantile Stores Company, Inc., a $3 billion department store chain, most recently as the Company's Chairman and CEO from 1992 through 1998. Mr. Nichols also serves as a director for The Andersons Inc., the Federal Reserve Bank of Cleveland, Value City Department Stores, Inc. and R.G. Barry Corporation. Mr. Nichols is a
Class III Director and his term of office expires with the 2002 Annual Meeting of Stockholders.

    LEONARD H. THILL has served as our Chief Financial Officer, Secretary and Compliance Officer since September 1999. Mr. Thill served in various capacities with the United States Securities and Exchange Commission from 1987 to September 1999, including his last position as Assistant Chief Accountant with the SEC's Division of Enforcement.

    STEPHEN P. COBURN has served as our Executive Vice President of Operations since November 1999 and head of our Human Resources department since
January 2000. Mr. Coburn joined us as Corporate Controller in January 1999 and served in that capacity until November 1999. Mr. Coburn served in various capacities with Image Industries, Inc. (our wholly owned subsidiary from August 1996 to January 1999) from September 1994 to January 1999, including Treasurer from August 1997 to January 1999.

    PAUL R. RENN has served in various capacities since October 1997, including his current position as President--Flooring America Retail Division since February 2000. Mr. Renn served as Sales Manager--

Southwest Region of Abbey Carpets, a flooring cooperative, from April 1995 to October 1995, and as General Manager--Texas of Carpet Exchange, a flooring retailer, from September 1989 to March 1995.

    MICHAEL L. DEGRACE has served as President--MAXCARE Franchise Division since February 1999. From 1997 to January 1999, Mr. DeGrace served as Vice President--Sales and Marketing of Image Industries, Inc. Mr. DeGrace served as Vice President of Sales and Marketing of Beaulieu of America, Inc., a carpet manufacturer, from 1995 to 1996, and served in various capacities, including Regional Vice President, with Shaw Industries, Inc., a carpet manufacturer, from 1979 to 1995.

    MICHAEL CHERICO has served in various capacities with us since 1993, including his current position as President of our GCO Carpet Outlet Division since July 1997.

    SCOTT WHEELER has served in various capacities with us since June 1996, including his current position as the President of Flooring America Franchise Division since February 2000. From June 1996 to February 2000, Mr. Wheeler worked in the CarpetMAX Division, including the position of Vice President of Retail Support before becoming President of our Flooring America Franchise Division. From June 1995 to June 1996, Mr. Wheeler served as a Territory Manager for Mohawk Industries, Inc.

    DONALD P. BURKE has served as Vice President and Corporate Controller since January 2000. Mr. Burke joined us as Director of Financial Reporting in
March 1999. Mr. Burke served as Director of Banking and Financial Reporting for Georgia Gulf Corporation, a chemical and plastics manufacturer from 1984 to March 1999.

    JOSEPH J. JILLSON has served as a Director since November 1998. Mr. Jillson has served as an executive officer and co-owner of Q.I. Corporation, a building materials contractor, since 1967. Mr. Jillson is a Class II Director and his term of office expires with our 2001 Annual Meeting of Stockholders.

    RICHARD A. KAPLAN has served as a Director since 1989 and served as Chairman of the Board from 1989 to February 1994. Mr. Kaplan founded Flooring America in 1989. Mr. Kaplan has also served as President and Chief Executive Officer of Pictometry International, LLC, a technology company, since August 1999.
Mr. Kaplan served as Chairman of the Board of Worksmart International, Inc., a personnel-consulting company, from 1995 to 1998, and as Chairman of the Board of Richland Industries Corp., a retail flooring chain based in Rochester, New York, from 1972 to 1995. Mr. Kaplan is a Class III Director and his term of office expires with the 2002 Annual Meeting of Stockholders.

    J. MICHAEL NIXON has served as a Director since February 1996. Mr. Nixon has served as the President and co-owner of Q.I. Corporation, a building materials contractor, since 1967. Mr. Nixon is a Class I Director and his term of office expires with our 2000 Annual Meeting of Stockholders.

    F.G. "BUCK" RODGERS has served as a Director since February 2000.
Mr. Rodgers was employed by IBM Corporation from 1950 to 1984, serving in a variety of positions, including 10 years as IBM Vice President of Marketing, a position he held until his retirement in 1984. Mr. Rodgers also serves as a Director for Bergen Brunswig Corporation, Milliken Company, Response Logic Inc. and Protegrity, Inc. Mr. Rodgers is a Class II Director and his term of office expires with our 2001 Annual Meeting of Stockholders.

    LARRY T. SOLARI has served as a Director since April 1999. Mr. Solari has served as Chairman of the Board and Chief Executive Officer of BSI
Holdings, Inc., a builder services company, since 1998. Mr. Solari served as Chairman of the Board and Chief Executive Officer of Sequential Products, Inc., a manufacturer in the building materials industry, from 1996 to 1997, as President of the Building Materials Group of Domtar, Inc. from 1994 to 1996, and as President of the Construction Products Group of The Owens--Corning Company from 1989 to 1994. Mr. Solari is a director of Beazer Homes, Inc., a single-family homebuilder, Therma--Tru, Inc. and Pacific Coast Building Products, Inc. Mr. Solari is a Class II Director and his term of office expires with our 2001 Annual Meeting of Stockholders.

    HERB WOLK has served as a Director since 1991. Mr. Wolk is the owner and President of Cadillac Carpet Distributors and has served in various capacities with that company since 1976. Mr. Wolk is a Class I Director and his term of office expires with our 2000 Annual Meeting of Stockholders.

    There are no family relationships between any director or executive officer and any other director or executive officer of Flooring America.

    The Board of Directors held ten meetings during the year ended February 5, 2000. Each Director attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and the committees on which he served. The Board of Directors has two standing committees--the Audit Committee and the Compensation Committee.

    The Audit Committee presently consists of Joseph J. Jillson--Chairman, J. Michael Nixon, F.G. "Buck" Rodgers and Larry T. Solari. The Audit Committee has been assigned the principal functions of:

    - recommending the independent auditors

    - reviewing and approving the annual report of the independent auditors

    - approving the annual financial statements and

    - reviewing and approving summary reports of the auditor's findings and recommendations.

    The Audit Committee held four meetings during the year ended February 5, 2000.

    The Compensation Committee presently consists of J. Michael Nixon--Chairman, F.G. "Buck" Rodgers, Richard Kaplan and Herb Wolk. The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management and administering our 1993 Stock Option Plan and granting stock options thereunder. The Compensation Committee did not meet during the year ended February 5, 2000.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish us with copies of all forms they file under this regulation. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the fiscal year ended February 5, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that initial Form 3 filings were not filed on a timely basis for David L. Nichols, Donald Burke, Karen Nevad, and Scott Wheeler, due to an administrative error. A.J. Nassar, Joseph J. Jillson and J. Michael Nixon, failed to file on a timely basis one report relating to one transaction and Larry T. Solari, A.J. Nassar and Scott Wheeler each filed an amendment to one report relating to one transaction.

    Although it is not our obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, we adopted a policy requiring all
Section 16 reporting persons to report monthly to our outside general counsel as to whether any transactions in our common stock occurred during the previous month.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table provides certain summary information for the fiscal years ended February 5, 2000 and January 31, 1999 and 1998 concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our other five most highly compensated executive officers during the year ended February 5, 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                      ANNUAL COMPENSATION                     COMPENSATION
                                     ------------------------------------------------------   ------------
                                                                                 OTHER         NUMBER OF
NAME AND                                                                        ANNUAL          OPTIONS
PRINCIPAL POSITION                     YEAR          SALARY      BONUS      COMPENSATION(1)     AWARDED
------------------                   --------       --------   ----------   ---------------   ------------
A.J. Nassar........................    2000(3)      $600,000   $       --       $23,873(2)       150,000
                                       1999          600,000    1,920,012        27,591(2)       250,000
                                       1998          350,012      265,000        10,750(2)       275,000

Michael L. DeGrace.................    2000(4)       246,092      140,000         2,800           10,000
  President--MAXCARE                   1999          228,615       25,000            --           25,000
  Franchise Division                   1998          193,739           --            --           65,000

Paul D. Bumblauskas................    2000(5)       168,346       73,000        35,259(2)        25,000
                                       1999           86,800       10,000            --           10,000
                                       1998          156,359           --            --               --

Stephen P. Coburn..................    2000(6)       194,211       50,000         3,700           50,000
  Executive Vice President--           1999          109,769       10,000            --           25,000
  Operations/Human Resources           1998          102,135           --            --           15,000

Gary F. Brugliera..................    2000(7)       200,000           --            --           10,000
                                       1999          119,231           --            --           75,000

Gary Eidlin........................    2000(8)       175,000           --         2,500           25,000
                                       1999          175,000       50,000         2,500               --
                                       1998          164,532           --         2,375               --

------------------------

(1) Except as otherwise indicated, represents our matching contribution under our 401(k) plan.

(2) Includes auto allowance and other perquisites, in addition to our matching contribution under our 401(k) plan.

(3) Mr. Nassar resigned as our President, Chief Executive Officer and Director on May 10, 2000.

(4) Mr. DeGrace joined us in February 1999 as the President--MAXCARE Franchise Division. Mr. DeGrace's compensation amounts include compensation received from Image Industries, Inc. (which was our wholly owned subsidiary from August 1996 to January 1999) from 1997 to January 1999 where he served as Vice President--Sales and Marketing.

(5) Mr. Bumblauskas joined us in June of 1998. Mr. Bumblauskas resigned as our Senior Vice President--Operations on May 12, 2000.

(6) Mr. Coburn joined us in January 1999 from Image Industries Inc.
    Mr. Coburn's compensation amounts include compensation paid to him by Image from February 1997 to January 1999.

(7) Mr. Brugliera joined us in June 1998 and resigned from his position as Chief Financial Officer on September 21, 1999. Mr. Brugliera ceased to be an employee of the Company effective January 8, 2000.

(8) Mr. Eidlin ceased to be Senior Vice President--National Accounts on May 11, 2000.

EMPLOYMENT AGREEMENTS

    (1) DAVID L. NICHOLS. On January 4, 2000, David L. Nichols, was elected to serve as our Chairman of the Board of Directors. On May 10, 2000, our Board of Directors elected Mr. Nichols to serve as our President and Chief Executive Officer in addition to his position as our Chairman. We are currently negotiating the terms of an employment agreement with Mr. Nichols which will reflect the magnitude of his responsibilities with the Company. We anticipate that an agreement with Mr. Nichols will be signed in the very near future.

    (2) LEONARD H. THILL. On September 27, 1999, we entered into an Employment Agreement with Leonard H. Thill, pursuant to which Mr. Thill serves as our Chief Financial Officer. The Employment Agreement is for a term of three years, expiring on September 27, 2002, and provides for an annual base salary of $225,000 plus an annual bonus of up to 50% of his base salary if we attain certain operating and financial goals established by our executive management team and the Compensation Committee of the Board of Directors. The Employment Agreement will automatically renew unless it is earlier terminated or either we or Mr. Thill elects not to renew the Employment Agreement. In the event
Mr. Thill is terminated by us without cause, he would receive, for a period of 12 months thereafter, the annual base salary which would otherwise be payable had he remained employed by us. In addition, all unvested stock options would become immediately exercisable. The Employment Agreement contains non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of three years thereafter.

    (3) STEPHEN P. COBURN. In November 1999, Stephen P. Coburn was named as our Executive Vice President of Operations. Mr. Coburn has also served as head of our Human Resources department since January 2000. We are currently negotiating an employment agreement with Mr. Coburn and anticipate that an agreement will be signed in the very near future.

    (4) A.J. NASSAR. On May 10, 2000, Mr. Nassar resigned as our President, Chief Executive Officer and Director. We are currently working on finalizing a severance package which will likely include a consulting agreement for Mr. Nassar, under which he will be obligated to provide consulting services to us at the discretion of our Chief Executive Officer for a period of three years. Mr. Nassar will be compensated by us for his consulting services, with such compensation to be applied to repayment of the current outstanding debt
Mr. Nassar owes us (which is approximately $900,000). In connection with his severance package, Mr. Nassar will enter into covenants not to compete against us, solicit our employees, or disparage us or our officers and employees, as a condition to receiving salary and benefits under the severance agreement.

    Prior to Mr. Nassar's resignation, he was employed by us pursuant to an Employment Agreement originally entered into on June 4, 1997, pursuant to which Mr. Nassar served as our Chief Executive Officer. Such Employment Agreement, which was amended on January 1, 1998, was for a term of three years, and was to expire on June 4, 2000. The Employment Agreement provided for an annual base salary of $600,000. Under the Employment Agreement, in the event Mr. Nassar's employment was terminated by us without cause, he would have received during the balance of his term of employment (not to exceed 24 months), the annual base salary which would otherwise be payable to him had he remained in our employ. In addition, all unvested stock options would have become immediately exercisable and Mr. Nassar would have received 12 months' provision of employee benefits and a pro rata portion of his annual bonus. The Employment Agreement contained non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

COMPENSATION OF DIRECTORS

    Our Directors who are compensated for serving as our officers serve without compensation for their services as directors. Effective December 23, 1999, our non-employee Directors receive a retainer of $12,000 for fiscal year 2000 and each year thereafter. Non-employee Directors serving as the Chair of a committee receive an additional $3,000 retainer per fiscal year. Non-employee Directors receive $2,500 per regularly scheduled Board of Directors meeting, $3,000 per regularly scheduled Board meeting and Committee meeting held concurrently and $500 for each special telephonic Board or Committee meeting. Non-employee Directors will also be eligible to receive 10,000 options to purchase our common stock on an annual basis beginning in June, 2000. Such options shall be priced at the current market value of our common stock at the time of issuance and shall vest immediately. All of our directors are reimbursed by us for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors and of any committees of the Board of Directors. Certain of our outside directors have also previously been granted options to purchase shares of common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The following persons served as members of the Compensation Committee of the Board of Directors during the year ended February 5, 2000: Richard A. Kaplan, J. Michael Nixon, F.G. "Buck" Rogers and Herb Wolk. None of the members of the Compensation Committee has been an officer or employee for us or any of our subsidiaries. Except as set forth herein under "Certain Transactions," there were no material transactions between us and any of the members of the Compensation Committee during the fiscal year ended February 5, 2000.

STOCK OPTION PLAN

    We have adopted a 1993 Stock Option Plan (the "1993 Plan") for employees who are contributing significantly to the management or operation of our business or that of our subsidiaries as determined by our Board of Directors or the committee administering the 1993 Plan. The 1993 Plan provides for the grant of options to purchase up to 5,000,000 shares of Common Stock at the discretion of our Board of Directors or a committee designated by the Board of Directors to administer the 1993 Plan. The option exercise price must be at least 100% (110% in the case incentive stock options granted to a holder of 10% or more of the Common Stock) of the fair market value of the Common Stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the 1993 Plan. Stock options granted pursuant to the 1993 Plan will expire on or before
(1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date an incentive stock option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries.

    The following table provides certain information concerning individual grants of stock options under the 1993 Plan made during the fiscal year ended February 5, 2000 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                                      ----------------------------------------------------    POTENTIAL REALIZABLE
                                                    % OF TOTAL                                  VALUE AT ASSUMED
                                                     OPTIONS                                  ANNUAL RATES OF STOCK
                                                    GRANTED TO    EXERCISE OR                PRICE APPRECIATION FOR
                                      OPTIONS      EMPLOYEES IN   BASE PRICE                     OPTION TERM(1)
                                      GRANTED         FISCAL        ($ PER      EXPIRATION   -----------------------
NAME                                    (#)            YEAR         SHARE)         DATE          5%          10%
----                                  --------     ------------   -----------   ----------   ----------   ----------
A.J. Nassar(2)......................  100,000(3)       9.09%         $6.39        1/23/10     $307,420     $868,238
                                       50,000(3)       4.54%          8.72        1/23/10       37,460      317,869

Michael L. DeGrace..................   20,000(4)       1.82%          8.00        4/13/09      100,623      254,999

Paul D. Bumblauskas(5)..............   25,000(4)       2.27%          8.00        4/13/09      125,779      318,748

Gary Eidlin(6)......................   25,000(4)       2.27%          8.00        4/13/09      125,779      318,748

Gary F. Brugliera(7)................   10,000(4)        .91%          8.00        4/13/09       50,312      127,499

Stephen P. Coburn...................   50,000(4)       4.54%          8.00        4/13/09      251,558      637,497

------------------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of our common stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

(2) Mr. Nassar resigned as our President, Chief Executive Officer and Director on May 10, 2000.

(3) Options vest in increments of 20% per year beginning on January 23, 2001 and on each January 23 thereafter until fully vested.

(4) Options vest in increments of 20% per year beginning on April 13, 2000 and on each April 13 thereafter until fully vested.

(5) Mr. Bumblauskas resigned as our Senior Vice President--Operations on May 12, 2000.

(6) Mr. Eidlin ceased to be an employee of the Company effective May 11, 2000.

(7) Mr. Brugliera ceased to be an employee of the Company effective January 8, 2000.

    The following table provides certain information concerning options exercised during fiscal 2000 and the value of unexercised options held by the Named Executive Officers as of February 5, 2000.

                                                                  UNEXERCISED OPTIONS AT
                                                                      FISCAL YEAR END            VALUE OF UNEXERCISED
                                                                ---------------------------      IN-THE-MONEY OPTIONS
                                     SHARES                                                      AT FISCAL YEAR-END(1)
                                  ACQUIRED ON       VALUE        NUMBER OF                    ---------------------------
NAME                              EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                              ------------   ------------   -----------   -------------   -----------   -------------
A.J. Nassar.....................    --               $ --         725,000        400,000         $ --           $ --

Michael L. DeGrace..............    --                 --          26,000         84,000           --             --

Paul D. Bumblauskas.............    --                 --               0         35,000           --             --

Gary Eidlin.....................    --                 --           2,758         31,897           --             --

Gary F. Brugliera...............    --                 --          10,000         75,000           --             --

Stephen P. Coburn...............    --                 --           6,000         84,000           --             --

------------------------

(1) Dollar values were calculated by determining the difference between the closing price of $5.56 per share of common stock on February 5, 2000, and the exercise price of the options.

EMPLOYEE RETIREMENT SAVINGS PLAN

    We have established a savings and profit-sharing plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for our salaried employees who are at least 21 years old and who have completed one year of service with us. Under the 401(k) Plan, eligible employees may contribute up to 20% of their gross salary to the 401(k) Plan or $10,000, whichever is less. Each participating employee is fully vested in contributions made by such employee. We presently match 25% of the amount contributed by an employee up to 6% of the employee's salary, but our policy regarding matching contributions may be changed annually in the discretion of the Board of Directors. All amounts contributed under the 401(k) Plan are invested in one or more investment accounts administered by an independent plan administrator.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of the Common Stock as of May 16, 2000, with respect to (i) each person known by us to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers (as defined herein), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

NAME OF                                                        NUMBER OF SHARES           PERCENTAGE
BENEFICIAL OWNER                                             BENEFICIALLY OWNED(L)         OF TOTAL
----------------                                             ---------------------        ----------
Joseph J. Jillson..........................................          170,000(2)                 *

Richard A. Kaplan..........................................          130,956                    *

David L. Nichols...........................................           25,000                    *

J. Michael Nixon...........................................          210,000                 1.09%

F. G. Buck Rodgers.........................................           20,000(2)                 *

Larry T. Solari............................................           60,000(2)                 *

Herb Wolk..................................................          220,000                 1.14%

Michael L. DeGrace.........................................           40,000(3)                 *

Paul D. Bumblauskas........................................            5,000(3)                 *

Gary Eidlin................................................            9,138(3)                 *

Gary F. Brugliera..........................................              500                    *

Stephen P. Coburn..........................................           16,000(4)                 *

A.J. Nassar................................................        1,009,828(5)              5.04%

FMR Corp...................................................        1,294,330(6)              6.70%

Julian D. Saul.............................................        1,826,984(7)              9.46%

Linda Saul Schejola........................................        1,260,000(8)              6.52%

Cumberland Associates LLC..................................        2,170,200(9)             11.23%

Wellington Management Company, LLC.........................        1,439,300(10)             7.45%

Dimensional Fund Advisors, Inc.............................        1,085,700(11)             5.62%

Cramer Rosenthal McGlynn...................................        1,270,000(12)             6.57%

All directors and executive officers as a group (17                1,943,933(13)            10.06%
  persons).................................................

------------------------

*   Less than one percent of outstanding shares.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon shares outstanding, excluding treasury shares, as of May 16, 2000, except for certain parties who hold options to purchase shares which are exercisable within the next 60 days. The percentages for those parties who hold presently exercisable options are based upon the sum of shares plus the number of shares subject to options held by them which are exercisable within the next 60 days, as indicated in the following notes.

(2) Includes 20,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(3) Represents shares of Common Stock subject to stock options exercisable within the next 60 days.

(4) Includes 10,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(5) Includes 725,000 shares of Common Stock subject to stock options exercisable within the next 60 days.

(6) According to an amended Schedule 13G dated February 14, 2000 filed with the Commission by FMR Corp. ("FMR"), Edward C. Johnson III and Abigail P. Johnson. Mr. Johnson is the Chairman of FMR and the owner of 12% of the aggregate outstanding voting stock of FMR and Ms. Johnson is a director of FMR and the owner of 24.5% of the aggregate outstanding voting stock of FMR and each may be deemed to be members of a controlling group with respect to FMR. The Schedule 13G states that (i) Fidelity Management & Research Company, a registered investment adviser and a wholly-owned subsidiary of FMR ("Fidelity"), is the beneficial owner of 999,400 shares of Common Stock as a result of acting as investment advisor to various registered investment companies (the "Funds"), (ii) Mr. Johnson, FMR (through its control of Fidelity) and the Funds each has sole power to dispose of the 999,400 shares owned by the Funds, and (iii) the power to vote all of the 999,400 shares resides with the Board of Trustees of the Funds. The Schedule 13G further states that Fidelity International Limited ("FIL") is the beneficial owner of 294,930 shares of Common Stock of the Company. A partnership controlled by Edward C. Johnson III and members of his family owns shares of FIL voting stock with the right to cast approximately 39.89% of the total votes which may be cast by all holders of FIL voting stock. According to the
    Schedule 13G, FMR and FIL are separate and independent corporate entities. The Company makes no representation as to the accuracy or completeness of the information reported. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109 and the address of FIL is Pembroke Hall, 42 Crowlane, Hamilton, Bermuda.

(7) According to a Schedule 13G dated October 15, 1998 filed with the Commission by Mr. Saul, his beneficial ownership (i) includes 18,947 shares owned individually by Mr. Saul and 1,808,037 shares owned by a trust of which Mr. Saul is the sole trustee, and (ii) excludes 63,016 shares owned by Mr. Saul's spouse, with respect to which he disclaims beneficial ownership. The Company makes no representation as to the accuracy or completeness of the information reported. Mr. Saul's address is 702 Mt. Sinai Road, Dalton, Georgia 30720.

(8) According to a Schedule 13G dated October 15, 1998 filed with the Commission by Ms. Schejola, her beneficial ownership includes 12,631 shares owned individually by Ms. Schejola and 1,247,369 shares owned by a trust of which Ms. Schejola is the sole trustee. The Company makes no representation as to the accuracy or completeness of the information reported. Ms. Schejola's address is Via Bottazzi, 2, 15057 Tortona (AI), Italy.

(9) According to a Schedule 13G dated May 16, 2000 filed with the Commission by Cumberland Associates LLC ("Cumberland"), its beneficial ownership
    (i) includes 2,012,000 shares with respect to which it has sole voting and dispositive power and 158,200 shares with respect to which it shares voting and dispositive power, and (ii) excludes 35,500 shares owned by Glenn Krevlin, a member of Cumberland. The Company makes no representation as to the accuracy or completeness of the information reported. Cumberland's address is 1114 Avenue of the Americas, New York, New York 10036.

(10) According to a Schedule 13G dated February 11, 2000 filed with the Commission by Wellington Management Company, LLP ("Wellington"), its beneficial ownership includes 940,300 shares with respect to which it shares voting power and 1,439,300 shares with respect to which it shares dispositive power. The Company makes no representation as to the accuracy or completeness of the information reported. Wellington's address is 75 State Street, Boston, Massachusetts 02109.

(11) According to a Schedule 13G dated February 3, 2000 filed with the Commission by Dimensional Fund Advisors Inc. ("Dimensional"), its beneficial ownership includes 1,085,700 shares with respect to which it has sole voting and dispositive power. The Company makes no representation as to the accuracy or completeness of the information reported. Dimensional's address is 1299 Ocean Avenue, 11(th) Floor, Santa Monica, California 90401.

(12) According to a Schedule 13G dated March 6, 2000 filed with the Commission by Cramer Rosenthal McGlynn, LLC ("Cramer"), its beneficial ownership includes 1,270,000 shares with respect to which it has shared voting and dispositive power. The Company makes no representation as to the accuracy or completeness of the information reported. Cramer's address is 707 Westchester Avenue, White Plains, New York 10604.

(13) Includes an aggregate of 947,649 shares of Common Stock subject to stock options exercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    As of April 24, 2000, A.J. Nassar, our former President and Chief Executive Officer owed us a total of $950,000. Mr. Nassar resigned as our President, Chief Executive Officer and as a Director on May 10, 2000. We are working on finalizing a severance package which will likely include a consulting agreement with Mr. Nassar, pursuant to which we will pay him annual compensation which will be set off against Mr. Nassar's indebtedness to us. We have charged all of Mr. Nassar's indebtedness to expenses, except for $35,000. This amount was charged to expense in fiscal 2000 primarily as a result of action by the Board of Directors in June 1999 which authorized payments of bonuses over a three year period in amounts sufficient to recover a substantial portion of the indebtedness. All borrowings were made by Mr. Nassar to fund certain of his personal expenses and currently do not bear any interest. The highest amount owed to us by Mr. Nassar during fiscal year 2000 was $1,022,000.

    In September 1998, we loaned $100,000 to David E. Cicchinelli, who at the time was serving as our Chief Operating Officer and a director. This loan bears interest at an annual rate of 8.5%, payable monthly, with principal due on demand. The loan was made to Mr. Cicchinelli to fund certain of his personal expenses. The highest amount owed to us by Mr. Cicchinelli during fiscal 2000 was $112,000. As of February 5, 2000, $112,000, including accrued interest, remained outstanding on this loan.

    Herb Wolk, a current director, and Ronald H. McSwain, a former director, each own a flooring retailer, which is one of our franchisees. During fiscal 2000, Mr. Wolk's flooring company paid less than $1,000 to us for miscellaneous items and received $50,000 in rebates and other consideration from us. During fiscal 2000, Mr. McSwain's flooring company paid $90,000 to us for various services and received $150,000 in rebates and other consideration from us.

    Julian D. Saul, who owns 9.46% of the outstanding shares of our common stock, serves as President and a director of Shaw Industries, Inc., one of our suppliers of flooring products. During fiscal 2000, we purchased approximately $282 million of flooring products from Shaw and received approximately
$17.6 million of rebates and other vendor support payments from Shaw. Additionally, in connection with the acquisition of the retail store assets of Shaw in August 1998, we issued to Shaw a promissory note in the principal amount of $18 million, which was subsequently reduced to a principal amount of $10 million. This note bears interest at a rate equal to the rate paid by us on our Senior Credit Facility. Approximately $10 million remained outstanding on this note as of February 5, 2000.

    Our ability to enter into future transactions with affiliates is limited by the terms of our Senior Notes and Senior Credit Facility.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    1. FINANCIAL STATEMENTS. The following financial statements and accountants' reports have been filed as Item 8 in Part II of this Form 10-K:

    - Report of Independent Auditors and Report of Independent Public
      Accountants

    - Consolidated Balance Sheets--As of February 5, 2000 and January 31, 1999

    - Consolidated Statements of Operations--For the year ended February 5, 2000 and years ended January 31, 1999 and 1998

    - Consolidated Statements of Cash Flows--Year ended February 5, 2000, and years ended January 31, 1999 and 1998

    - Consolidated Statements of Stockholders' Equity--For the year ended February 5, 2000, and years ended January 31, 1999 and 1998

    - Notes to Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Flooring America for the year ended February 5, 2000, and years ended January 31, 1999 and 1998 is included pursuant to Item 8 in Part II of this Form 10-K:

Report of Independent Auditors on Schedule..................    S-1

Report of Independent Public Accountants on Schedule........    S-2

Schedule II  Valuation and Qualifying Accounts..............    S-3

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

  (viii) a Registration Statement on Form S-4 for the Registrant, Registration No. 333-8713 (referred to as "1996 S-4"),

    (ix) a Registration Statement on Form S-8 for the Registrant, Registration No. 333-47299 (referred to as "S-8"),

    (x) the Registrant's Annual Report on Form 10-K for the year ended January 31, 1997 (referred to as "1997 10-K"),

    (xi) the Registrant's Annual Report on Form 10-K for the year ended January 31, 1998 (referred to as "1998 10-K"),

   (xii) the Registrant's Annual Report on Form 10-K for the year ended January 31, 1999 (referred to as "1999 10-K"),

  (xiii) the Registrant's Current Report on Form 8-K dated June 23, 1998 (referred to as "6/23/98 8-K"),

   (xiv) the Registrant's Current Report on Form 8-K dated August 9, 1998 (referred to as "8/9/98 8-K"), and

   (xv) the Registrant's Current Report on Form 8-K dated January 29, 1999 (referred to as "1/29/99 8-K").

Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
---------------------                           ----------------------
        *3.1            --         Certificate of Incorporation of the Company (SB-2)

        *3.2            --         Certificate of Amendment dated August 29, 1996 (1997 10-K)

        *3.3            --         Certificate of Amendment dated December 17, 1998

        *3.4            --         By-Laws of the Company (SB-2)

        *3.5            --         Amendment No. 1 to By-Laws effective August 29, 1996 (1997
                                   10-K)

        *4.1            --         Specimen Certificate of Common Stock (SB-2 Amendment No. 2)

        *4.2            --         Indenture dated as of October 16, 1997 between The Maxim
                                   Group, Inc. and its subsidiaries as Guarantors and State
                                   Street Bank and Trust Company, as Trustee (S-4)

         4.3            --         Fifth Supplemental Indenture dated as of March 21, 2000

        *4.4            --         Form of Flooring America 9 1/4% Senior Subordinated Notes
                                   due 2007, Series B (contained in the Indenture filed as
                                   Exhibit 4.2)

       *10.1            --         1993 Incentive Stock Option Plan (SB-2)

       *10.2            --         Amendment No. 1 to 1993 Incentive Stock Option Plan (1995
                                   10-K)

       *10.3            --         Amendment No. 2 to 1993 Stock Option Plan (1996 S-4)

       *10.4            --         Amendment No. 3 to 1993 Stock Option Plan (S-8)

       *10.5            --         Amendment No. 4 to 1993 Stock Option Plan (1999 10-K Exhibit
                                   10.1.4)

       *10.6            --         Amendment No. 5 to 1993 Stock Option Plan (1999 10-K Exhibit
                                   10.1.5)

       *10.7            --         Form of Flooring America Franchise Membership Agreement
                                   (1999 10-K Exhibit 10.3)

       *10.8            --         Employment Agreement dated June 4, 1997 between the Company and A.J. Nassar (4-30-97 10-Q)

       *10.9            --         Amendment No. 1 dated September 25, 1997 to Employment
                                   Agreement dated June 4, 1997 by and between A.J. Nassar and
                                   Flooring America (S-4)

       *10.11           --         Amendment No. 2 dated January 1, 1998 to Employment
                                   Agreement dated June 4, 1997, as amended, by and between
                                   A.J. Nassar and Flooring America (1998 10-K)

       *10.12           --         Agreement and Plan of Merger, dated as of June 23, 1998,
                                   between Flooring America, CMAX Acquisition, Inc., Shaw
                                   Industries, Inc. and Shaw Carpet Showplace, Inc. (6/23/98
                                   8-K, exhibit 2.1)

       *10.13           --         Amendment, dated August 9, 1998, to Agreement and Plan of
                                   Merger, dated as of June 23, 1998, between The Maxim Group,
                                   Inc., CMAX Acquisition, Inc., Shaw Industries, Inc. and Shaw
                                   Carpet Showplace, Inc. (8/9/98 8-K, exhibit 2.1.1)

       *10.14           --         Asset Purchase Agreement, dated as of November 12, 1998, as amended and restated on January 29, 1999, by and among The
                                   Maxim Group, Inc., Image Industries, Inc. and Aladdin
                                   Manufacturing Corporation (1/29/99 8-K, exhibit 2.1)

       *10.15           --         Employment Agreement dated September 27, 1999, by and
                                   between the Company and Leonard H. Thill.

       EXHIBIT
       NUMBER                                   DESCRIPTION OF EXHIBIT
---------------------                           ----------------------
        10.16           --         Loan and Security Agreement by and among Flooring America,
                                   Inc., 4 Floors, Inc., Advance Floor Decorators, Inc., Bailey
                                   & Roberts CarpetMAX of Tennessee, Inc., CarpetMAX of Utah,
                                   Inc., Flooring America Franchising, L.P. (f/k/a CarpetMAX,
                                   L.P.), CarpetMAX Retail Stores, Inc., Manasota Carpet, Inc.,
                                   Wadsworth & Owens Decorating Center, Inc., CarpetsPlus of
                                   America, Inc., GCO Carpet Outlet, Inc., Karen's Inc., Maxim
                                   Retail Group, Inc., Maxim Retail Stores, Inc., C & S
                                   Textiles, Inc., Colorado Carpet & Rugs, Inc., Tri-R of
                                   Orlando, Inc., and GCO, Inc., as Borrowers, the financial
                                   institutions named therein, as Lenders, and Foothill Capital
                                   Corporation, as Arranger and Administrative Agent, dated
                                   January 28, 2000

        10.17           --         First Amendment to Loan and Security Agreement by and among
                                   Flooring America, Inc., 4 Floors, Inc., Advance Floor
                                   Decorators, Inc., Bailey & Roberts CarpetMAX of Tennessee,
                                   Inc., CarpetMAX of Utah, Inc., Flooring America Franchising,
                                   L.P. (f/k/a CarpetMAX, L.P.), CarpetMAX Retail Stores, Inc.,
                                   Manasota Carpet, Inc., Wadsworth & Owens Decorating Center,
                                   Inc., CarpetsPlus of America, INC., GCO Carpet Outlet, Inc.,
                                   Karen's Inc., Maxim Retail Group, Inc., Maxim Retail Stores,
                                   Inc., C & S Textiles, Inc., Colorado Carpet & Rugs, Inc.,
                                   Tri-R of Orlando, Inc., and GCO, Inc., as Borrowers, the
                                   financial institutions named therein, as Lenders, and
                                   Foothill Capital Corporation, as Arranger and Administrative
                                   Agent, dated as of February 23, 2000

        10.18           --         Second Amendment to Loan and Security Agreement by and among
                                   Flooring America, Inc., 4 Floors, Inc., Advance Floor
                                   Decorators, Inc., Bailey & Roberts CarpetMAX of Tennessee,
                                   Inc., CarpetMAX of Utah, Inc., Flooring America Franchising,
                                   L.P. (f/k/a CarpetMAX, L.P.), CarpetMAX Retail Stores, Inc.,
                                   Manasota Carpet, Inc., Wadsworth & Owens Decorating Center,
                                   Inc., CarpetsPlus of America, INC., GCO Carpet Outlet, Inc.,
                                   Karen's Inc., Maxim Retail Group, Inc., Maxim Retail Stores,
                                   Inc., C & S Textiles, Inc., Colorado Carpet & Rugs, Inc.,
                                   Tri-R of Orlando, Inc., and GCO, Inc., as Borrowers, the
                                   financial institutions named therein, as Lenders, and
                                   Foothill Capital Corporation, as Arranger and Administrative
                                   Agent, dated as of March 17, 2000

        10.19           --         Third Amendment to Loan and Security Agreement by and among
                                   Flooring America, Inc., 4 Floors, Inc., Advance Floor
                                   Decorators, Inc., Bailey & Roberts CarpetMAX of Tennessee,
                                   Inc., CarpetMAX of Utah, Inc., Flooring America Franchising,
                                   L.P. (f/k/a CarpetMAX, L.P.), CarpetMAX Retail Stores, Inc.,
                                   Manasota Carpet, Inc., Wadsworth & Owens Decorating Center,
                                   Inc., CarpetsPlus of America, INC., GCO Carpet Outlet, Inc.,
                                   Karen's Inc., Maxim Retail Group, Inc., Maxim Retail Stores,
                                   Inc., C & S Textiles, Inc., Colorado Carpet & Rugs, Inc.,
                                   Tri-R of Orlando, Inc., and GCO, Inc., as Borrowers, the
                                   financial institutions named therein, as Lenders, and
                                   Foothill Capital Corporation, as Arranger and Administrative
                                   Agent, dated as of May 15, 2000

        21.1            --         Subsidiaries of the Registrant

        23.1            --         Consent of Arthur Andersen LLP

        23.2            --         Consent of Ernst & Young LLP

        27.1            --         Financial Data Schedule

    REPORTS ON FORM 8-K. The following report on Form 8-K was filed during the quarter ended February 5, 2000: Current Report on Form 8-K dated January 11, 2000 (reporting changes in our certifying accountant).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Flooring America, Inc.

    We have audited the accompanying consolidated balance sheet of Flooring America, Inc. and subsidiaries as of February 5, 2000, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended February 5, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flooring America, Inc. and subsidiaries as of February 5, 2000, and the results of their operations and their cash flows for the year ended February 5, 2000 in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company incurred a loss for the fiscal year ended February 5, 2000, has a working capital deficit at February 5, 2000, and anticipates certain debt covenants and obligations will not be met without a restructuring of its debts. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
May 23, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flooring America, Inc.:

    We have audited the accompanying consolidated balance sheets of FLOORING AMERICA, INC. (a Delaware corporation) (formerly known as The Maxim
Group, Inc.) and subsidiaries as of January 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flooring America, Inc. and subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 11, 1999

                             FLOORING AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 5,   JANUARY 31,
                                                                 2000          1999
                                                              -----------   -----------
                           ASSETS
Cash and cash equivalents...................................   $ 45,612      $ 89,901
Current portion of franchise license fees receivable, net of allowance of $160 and $565 in 2000 and 1999,
  respectively..............................................        628         2,013
Current portion of notes receivable from franchisees, net of
  allowance of $128 in 2000.................................      2,030         3,405
Receivables , net of allowance for doubtful accounts of
  $6,022 and $5,049 in 2000 and 1999, respectively..........     49,022        52,607
Inventories.................................................     47,480        58,744
Refundable income taxes.....................................      8,106            --
Deferred income taxes.......................................         --         7,361
Prepaid expenses............................................      7,168         6,316
Assets held for sale........................................      5,749            --
                                                               --------      --------
  Total current assets......................................    165,795       220,347
Property and equipment, net.................................     72,026        71,766
Franchise license fees receivable, less current portion, net of allowance of $821 and $570 in 2000 and 1999,
  respectively..............................................      3,329         2,337
Notes receivable from franchisees, less current portion, net of allowance of $900 and $1,200 in 2000 and 1999,
  respectively..............................................      3,273         8,228
Deferred income taxes.......................................         --         1,065
Intangible assets, net of accumulated amortization of $7,104
  and $2,666 in 2000 and 1999, respectively.................     89,150        71,341
Other assets................................................      8,976        13,684
                                                               --------      --------
Total assets................................................   $342,549      $388,768
                                                               ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................   $ 12,527      $ 16,952
Senior subordinated notes...................................     95,478        99,387
Current portion of capital lease obligations................      4,992         6,635
Accounts payable............................................     23,253        26,706
Rebates payable to franchisees..............................      1,794           749
Deposits....................................................     12,775        14,769
Deferred revenue............................................      1,281         2,254
Income taxes payable........................................        422         2,633
Accrued liabilities.........................................     61,474        55,827
                                                               --------      --------
  Total current liabilities.................................    213,996       225,912
Long-term debt, less current portion........................     37,591             4
Capital lease obligations, less current portion.............        624         1,469
Other long-term liabilities.................................         --           516
Commitments and contingencies (Note 16)
Stockholders' equity
  Preferred stock--$.001 par value; 1,000,000 shares
    authorized; no shares issued............................         --            --
  Common stock--$.001 par value; 75,000,000 shares
    authorized; shares issued:
    21,438,432 in 2000 and 21,315,664 in 1999...............         21            21
  Additional paid-in capital................................    185,307       185,828
  Retained earnings (deficit)...............................    (60,710)        9,836
  Accumulated other comprehensive income....................       (587)           --
  Treasury shares at cost: 2,236,460 in 2000 and 2,365,900
    in 1999.................................................    (33,693)      (34,818)
                                                               --------      --------
    Total stockholders' equity..............................     90,338       160,867
                                                               --------      --------
Total liabilities and stockholders' equity..................   $342,549      $388,768
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             FLOORING AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                                                JANUARY 31,
                                                              FEBRUARY 5,   -------------------
                                                                 2000         1999       1998
                                                              -----------   --------   --------
Revenues:
  Sales of flooring products................................    $720,771    $608,916   $303,560
  Fees from franchise services..............................      38,642      24,960     29,860
  Fiber and PET sales.......................................       3,395      26,716     26,059
  Other.....................................................          --       3,834      5,648
                                                                --------    --------   --------
    Total revenues..........................................     762,808     664,426    365,127
Cost of sales...............................................     481,241     457,339    249,381
                                                                --------    --------   --------
  Gross profit..............................................     281,567     207,087    115,746
Selling, general and administrative expense.................     325,475     220,748     83,955
Special charges.............................................       8,554      23,713         --
                                                                --------    --------   --------
  Operating (loss) income...................................     (52,462)    (37,374)    31,791
Other income (expense):
  Interest income...........................................       3,044       1,754      1,233
  Interest expense..........................................     (14,263)    (15,097)    (6,948)
  Gain on sale of Image.....................................          --      24,863         --
  Other, net................................................        (245)      1,023        394
                                                                --------    --------   --------
(Loss) income before income taxes and extraordinary
  charge....................................................     (63,926)    (24,831)    26,470
Provision (benefit) for income taxes........................       1,611      (5,656)    10,314
                                                                --------    --------   --------
(Loss) income before extraordinary charge...................     (65,537)    (19,175)    16,156
Extraordinary charge on early retirement
  of debt, net of tax benefit...............................      (5,009)       (377)      (785)
                                                                --------    --------   --------
Net (loss) income...........................................    $(70,546)   $(19,552)  $ 15,371
                                                                ========    ========   ========

Basic (loss) earnings per share before extraordinary
  charge....................................................    $  (3.44)   $  (1.08)  $   1.00
Extraordinary charge per share..............................       (0.26)      (0.02)     (0.05)
                                                                --------    --------   --------
Basic (loss) earnings per share.............................    $  (3.70)   $  (1.10)  $   0.95
                                                                ========    ========   ========
Diluted (loss) earnings per share before extraordinary
  charge....................................................    $  (3.44)   $  (1.08)  $   0.96
Extraordinary charge per share..............................       (0.26)      (0.02)     (0.04)
                                                                --------    --------   --------
Diluted (loss) earnings per share...........................    $  (3.70)   $  (1.10)  $   0.92
                                                                ========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             FLOORING AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 5,   JANUARY 31,   JANUARY 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................   $(70,546)     $(19,552)     $  15,371
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities:
  Special charges...........................................      8,554         7,540             --
  Depreciation and amortization.............................     12,688        19,209         11,950
  Deferred income taxes.....................................      8,426       (12,437)         3,353
  Gain on sale of Image.....................................         --       (24,863)            --
  (Gain) loss on sale of assets.............................      2,805          (809)           469
  Changes in operating assets and liabilities, net of
    effects of acquisitions and disposition:
    Receivables.............................................     11,042        (3,420)       (18,651)
    Inventories.............................................     13,925       (10,843)       (12,410)
    Refundable income taxes.................................     (8,106)        2,558         (1,247)
    Prepaid expenses and other assets.......................      3,553        (4,534)        (5,575)
    Accounts payable and other liabilities..................    (19,158)       40,480          3,518
                                                               --------      --------      ---------
Net cash used in operating activities.......................    (36,817)       (6,671)        (3,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net of cash sold and selling
    expenses................................................      7,850       172,097             52
  Capital expenditures......................................    (25,899)      (62,564)       (47,673)
  Acquisitions, net of cash acquired........................     (9,414)      (26,267)        (1,339)
                                                               --------      --------      ---------
Net cash (used in) provided by investing activities.........    (27,463)       83,266        (48,960)
                                                               --------      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............         --            --         47,243
  Proceeds from exercise of stock options...................         --         5,169          6,901
  Purchase of treasury stock................................         --       (19,924)       (14,894)
  Long-term debt proceeds...................................     71,041        93,900        162,580
  Long-term debt repayments.................................    (48,562)      (94,098)      (126,478)
  Principal payments on capital lease obligations...........     (2,488)         (621)          (729)
                                                               --------      --------      ---------
Net cash provided by (used in) financing activities.........     19,991       (15,574)        74,623
                                                               --------      --------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (44,289)       61,021         22,441
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     89,901        28,880          6,439
                                                               --------      --------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   $ 45,612      $ 89,901      $  28,880
                                                               ========      ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................   $ 10,508      $ 14,009      $   4,956
    Income taxes............................................      6,521           693          6,672

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Common stock issued in connection with acquisitions.......   $    604      $ 61,399      $   3,000
  Note payable issued in connection with acquisition........      7,380        11,496             --
  Assets acquired pursuant to capital lease obligations.....         --         5,983             --
  Assets acquired pursuant to debt obligations..............         --         4,877             --

  The accompanying notes are an integral part of these consolidated financial statements.

                             FLOORING AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 ACCUMULATED
                                   COMMON STOCK        ADDITIONAL   RETAINED        OTHER
                               ---------------------    PAID-IN     EARNINGS    COMPREHENSIVE   TREASURY
                                 SHARES      AMOUNT     CAPITAL     (DEFICIT)      INCOME        STOCK      TOTAL
                               ----------   --------   ----------   ---------   -------------   --------   --------
Balance, January 31, 1997....  12,800,477     $13       $ 62,124    $ 14,017        $  --       $     --   $ 76,154
Purchase of 1,221,000 shares
  of treasury stock..........          --      --             --          --           --        (14,894)   (14,894)
Issuance of common stock.....   3,372,365       3         50,240          --           --             --     50,243
Common stock issued upon
  exercise of stock
  options....................   1,179,679       1          6,900          --           --             --      6,901
Net income...................          --      --             --      15,371           --             --     15,371
                               ----------     ---       --------    --------        -----       --------   --------
Balance, January 31, 1998....  17,352,521      17        119,264      29,388           --        (14,894)   133,775

Purchase of 1,144,900 shares
  of treasury stock..........          --      --             --          --           --        (19,924)   (19,924)
Issuance of common stock.....   3,474,698       4         61,395          --           --             --     61,399
Common stock issued upon
  exercise of stock
  options....................     488,445      --          5,169          --           --             --      5,169
Net loss.....................          --      --             --     (19,552)          --             --    (19,552)
                               ----------     ---       --------    --------        -----       --------   --------
Balance, January 31, 1999....  21,315,664      21        185,828       9,836           --        (34,818)   160,867

Issuance of common stock.....     122,768      --            604          --           --             --        604
Issuance of treasury stock in
  connection with
  acquisition................          --      --         (1,125)         --           --          1,125         --
Comprehensive loss:
Net loss.....................          --      --             --     (70,546)          --             --    (70,546)
Unrealized holding loss on
  investment.................          --      --             --          --         (587)            --       (587)
                                                                                                           --------
Comprehensive loss...........          --      --             --          --           --             --    (71,133)
                               ----------     ---       --------    --------        -----       --------   --------
Balance, February 5, 2000....  21,438,432     $21       $185,307    $(60,710)       $(587)      $(33,693)  $ 90,338
                               ==========     ===       ========    ========        =====       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             FLOORING AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Flooring America, Inc. and subsidiaries (the "Company" or "Flooring America") are engaged in retail and commercial sales of flooring products throughout North America through a network of Company-owned retail stores and a network of franchisees. We are also engaged in the sale of franchises for the retail flooring industry and other related products and services to our franchises. Substantially all of the assets of Image Industries, Inc. ("Image"), our wholly owned manufacturing subsidiary, were sold on January 29, 1999 (See
Note 3).

RISK FACTORS

    We rely on several large flooring manufacturers for the supply of our flooring products. While we believe there are a number of alternative manufacturers capable of supplying and distributing our products, delays in obtaining alternative sources, if necessary, could have a significant adverse effect on our results of operations.

    We also have certain other risk factors, which include, but are not limited to the ability to service indebtedness, operating risks, integration of acquisitions and computer systems, litigation, competition, possible economic downturns and changes in laws and regulations.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Flooring America and all majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years financial statements have been reclassified to conform to the current years presentation.

CHANGE IN FISCAL YEAR END

    On February 1, 1999, we changed our fiscal year end from January 31 to the first Saturday following January 31. This change added five days to the 2000 fiscal year. Accordingly, the fiscal year ended February 5, 2000, consists of four 13-week periods.

GOING CONCERN

    The accompanying consolidated financial statements have been presented assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    At February 5, 2000, we were in default on the restricted payment covenant contained in the Indenture (the "Indenture") pursuant to which the Senior Subordinated Notes ("Senior Notes") were issued. The default occurred when we repurchased shares of our common stock in the open market pursuant to our ongoing stock repurchase program. On March 21, 2000, we obtained the consent of the Noteholders for a waiver of this covenant violation. In order to obtain the consent of the Noteholders, on March 21, 2000, we repurchased $25,000,000 of Senior Notes at a purchase price of 102% of their principal face amount, plus accrued and unpaid interest and other fees and charges of approximately $4,001,000.

                             FLOORING AMERICA, INC.

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Indenture, as amended by the Fifth Supplemental Indenture on March 21, 2000, requires us to maintain a minimum consolidated fixed charge coverage ratio, measured on a quarterly basis, beginning with the first quarter of fiscal year 2001. As of May 6, 2000, our consolidated fixed charge coverage for the first quarter of fiscal year 2001 was below the minimum required by the Indenture. Pursuant to the terms of the Indenture, failure to comply with this financial covenant will not constitute an event of default unless we fail to comply for two consecutive fiscal quarters. We expect to seek an amendment to the Indenture to waive and/or reset the coverage ratios and, although no assurance can be given, we expect to obtain such an amendment.

    On January 28, 2000, we entered into a new five year Loan and Security Agreement ("Senior Credit Facility") (see Note 11), which provides for aggregate commitments of up to $45,000,000, subject to collateral levels and other availability limitations. Borrowings outstanding under the Senior Credit Facility totaled approximately $32,130,000 at February 5, 2000 and availability totaled $5,000,000. The Senior Credit Facility contains a number of restrictive financial and, other covenants. On May 6, 2000, we were not in compliance with certain of the financial covenants and on May 15, 2000, we entered into a third amendment to the Senior Credit Facility which reset certain of the financial covenants and ratios. We plan to continue to monitor compliance with the Senior Credit Facility, however, no assurances can be given with respect to continued compliance with the Credit Agreement.

    We incurred a net loss of $70,546,000 for the fiscal year ended February 5, 2000, and have a working capital deficit of $48,201,000 at February 5, 2000. Presently, our cash flow projections indicate we will not be able to meet our debt obligations as they become due. We are negotiating with the Senior Noteholders to restructure the maturities of the Senior Notes. Although no assurance can be given, we expect to restructure such maturities.

    Actions have been taken or are currently being initiated to reduce these losses. They include:

    - We have closed stores that were losing money.

    - We have rebranded our full service operations under one national brand (Flooring America), which after the initial advertising launch, will allow us to realize advertising savings by running the same advertisements for all the stores in the same Dominant Metropolitan Area ("DMA"), as well as a national advertising campaign.

    - We have identified specific opportunities for expense reductions related to personnel cost, outside services and general and administrative cost at the support center, retail stores and warehouse locations, and have initiated such expense reductions.

    - We have identified margin and cash flow improvement opportunities in the retail stores and have begun taking actions to realize improved margins and cash flows.

    - We are seeking to divest certain non-core assets, which will enable us to concentrate on our core businesses, Flooring America retail and franchise stores.

We will continue to evaluate our business practices to enhance our service to our customers, to create and maintain efficient distribution channels and strengthen the training of our employees.

                             FLOORING AMERICA, INC.

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The accompanying fiscal 2000 consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

    At January 31, 1999, we were not in compliance with a certain restricted payment covenant contained in the indenture which references our $100 million Senior Subordinated Notes due October 2007 (the "Senior Notes") and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. Our available borrowings under our Senior Credit Facility, as amended May 18, 1999, plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable. These matters raised substantial doubt about our ability to continue as a going concern at January 31, 1999.

    The fiscal 1999 consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and short-term interest-bearing deposits with original maturities of three months or less.

RECEIVABLES

    We finance a portion of our franchise sales over terms of four to fifteen years, generally at a 10 percent interest rate. An allowance for doubtful accounts is provided based on our collection experience and periodic reviews of the accounts.

    Receivables are due primarily from retail customers through the United States. These receivables are generally unsecured. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

REVENUE RECOGNITION

    Revenue from retail and commercial sales is recognized upon completion of the flooring products installation or at the time of delivery for floorings not installed by us or our authorized installers. Sales from the manufacturing operations were recognized at the time products were shipped.

    We recognize franchise license fees as income when we have performed substantially all of our obligations under the franchise agreement and collectibility is reasonable assured.

    We recognize vendor volume rebates and merchandising support as either a reduction of product costs or advertising over the periods in which the agreements' criteria are met.

                             FLOORING AMERICA, INC.

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    We negotiate volume rebates with various flooring products manufacturers on behalf of our franchisees. In exchange for this service, we earn a portion of the product rebates as the shipments are made to our franchisees. We receive these rebates from the manufacturers throughout the year. The franchisees that meet certain criteria typically receive their portion of the rebates annually. Accordingly, we have recorded revenue and receivables from manufacturers, and rebates payable to franchisees related to these rebates. Certain franchisees did not meet the criteria to receive their portion of the rebate payable. Accordingly, we reduced rebates payable by $83,000 as of February 5, 2000 and $3,800,000 as of January 31, 1999.

ADVERTISING AND PROMOTION

    We develop and offer our franchisees marketing and promotional programs, including television, radio and print advertising, direct mail campaigns and sales literature, and training.

    All costs associated with advertising and promoting products are expensed as incurred. Amounts expensed were $46,520,000, $33,908,000 and $10,686,000 for fiscal years 2000, 1999, and 1998, respectively.

INVENTORIES

    Inventories for retail operations, consisting of goods held for resale, are recorded at the lower of cost or market. Cost is principally determined on a specific identification basis, which approximates the first-in, first-out method.

    Inventories for manufacturing operations were valued at the lower of cost (first-in, first-out) or market value. Costs include raw materials, direct labor and manufacturing overhead. Market was based on current replacement cost for raw materials and supplies and net realizable value for finished goods.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, which includes interest on funds borrowed to finance construction. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized, is reflected in the consolidated statements of operations.

    Our buildings, furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes, with accelerated methods used for income tax purposes. Improvements to leased property are depreciated using the straight-line method over the life of the lease, or the useful life of the improvement, whichever is shorter.

    Our property and equipment are depreciated using the following estimated useful lives:

Buildings...................................................  10 to 40 years
Leasehold improvements......................................   3 to 20 years
Equipment, including computers..............................   3 to 10 years
Furniture and fixtures......................................    5 to 7 years
Transportation equipment....................................         5 years

                             FLOORING AMERICA, INC.

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill. Goodwill arises in connection with business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of $4,457,000, $1,935,000, and $652,000 was charged to expense in fiscal years ended 2000, 1999, and 1998, respectively.

REALIZATION OF LONG-LIVED ASSETS

    We periodically evaluate the carrying value of our long-lived assets, including related goodwill, in accordance with Financial Accounting Standards Board Statement 121. Our evaluation considers their operating performance and estimated future undiscounted cash flows of the underlying businesses. We adjust the carrying amount of the assets to their fair value if the unamortized balance exceeds the estimate of future cash flows. See Note 10 for discussion of charges recorded based on management's assessment of the realization of certain intangible and fixed assets.

DEFERRED LOAN COSTS

    Deferred loan costs, which are included in other assets, represent fees and expenses incurred to obtain long-term debt. The costs are charged to interest expense over the life of the related financing agreement.

SELF-INSURANCE

    We are self-insured for health care, workers' compensation and short-term disability up to predetermined amounts above which third-party insurance applies. Losses are accrued based on our estimates of the aggregate liability for claims incurred using certain actuarial assumptions based on our experience.

EARNINGS PER SHARE

    Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding and potentially dilutive common shares outstanding for fiscal years 2000 and 1999, of 19,049,000 and 17,833,000, respectively, do not reflect the assumed exercise of outstanding stock options due to the anti-dilutive effect of the assumed exercises for the periods. Diluted earnings per common share in 1998 was computed based on the weighted average number of common shares outstanding of 16,158,000, adjusted for potentially dilutive issuances of 608,000 shares of common stock pursuant to the exercise of outstanding stock options.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values because of their short-term maturity. The carrying amounts of our Senior Credit Facility approximate their fair values, because interest rates on the debt are periodically adjusted and approximate current market rates. The estimated fair value for our Senior Notes was based on quoted market prices or current rates for similar instruments with the same maturities. The estimated fair value of

                             FLOORING AMERICA, INC.

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
our Senior Notes at February 5, 2000 and January 31, 1999 was approximately $76,920,000 and $99,850,000, compared with a carrying value of $95,478,000 and $99,387,000, respectively.

    We do not use derivatives for hedging or trading purposes.

STOCK-BASED COMPENSATION

    We account for our stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we do not record compensation expense for stock option grants when the exercise price equals or exceeds the market price on the date of grant.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivatives Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. In
June 1999, the FASB deferred the effective date of Statement No. 133 for one year, until fiscal years beginning after June 15, 2000. We do not anticipate that this Statement will have a material impact on our financial statements.

    We adopted the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in February 1999. There was no material impact on the financial statements as a result of adoption of these statements.

NOTE 3.  ACQUISITIONS AND DISPOSITION

    During the fiscal year ended February 5, 2000, we acquired 15 retail stores for an aggregate amount of approximately $20,700,000. The consideration consisted of $12,920,000 in cash, $7,380,000 in notes payable and the issuance of 18,529 shares of common stock valued at $400,000. The related purchase agreements also provide for additional consideration to be paid based on certain stores' future financial performance. These acquisitions have been recorded using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of the fair values at the dates of acquisition. As a result of the acquisitions, we recorded goodwill of approximately $15,900,000, which is being amortized over 20 years.

    Effective August 9, 1998, we acquired substantially all of the residential retail store assets of Shaw Industries, Inc. and its wholly owned subsidiary, Shaw Carpet Showplace, Inc. (collectively, "Shaw"). Under the terms of the merger agreement, we issued to Shaw 3,150,000 shares of our common stock valued at approximately $55,188,000 for financial statement purposes. We also signed a one-year note in the principal amount of $18,000,000 (adjusted to $10,000,000 after giving effect to purchase price adjustments), paid Shaw $25,000,000 in cash and assumed certain liabilities. The acquisition has been recorded using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon estimates of the fair values at the date of acquisition. As a result of this acquisition, we recorded goodwill of approximately $50,000,000, which is being amortized over 20 years.

                             FLOORING AMERICA, INC.

NOTE 3.  ACQUISITIONS AND DISPOSITION (CONTINUED)
    In connection with the acquisition of the residential retail store assets of Shaw, we entered into a Transition Services Agreement with Shaw. The Transition Services Agreement provided for certain services from Shaw from the date of the acquisition and continuing to not later than December 31, 1999. We paid Shaw and charged to expense approximately $4,228,000 in fiscal 1999. No amounts were paid or charged to expense in fiscal 2000 as a result of the final termination settlement.

    Effective September 25, 1998, we acquired CarpetsPlus of America, LLC, a flooring-buying group. The acquisition has been recorded using the purchase method of accounting at a price of approximately $8,485,000, consisting of a cash payment of $2,275,000 and the issuance of 324,698 shares of our common stock valued at approximately $6,210,000. In addition, during the fiscal year ended February 5, 2000, we issued 34,185 common shares from escrow settling certain contingencies. In addition to the consideration received at closing, the shareholders of CarpetsPlus of America, LLC may receive shares of our common stock having a value of up to $2,300,000 based on the profitability of the acquired company during the two-year period ending January 31, 2001. As a result of this acquisition, we recorded goodwill of approximately $8,400,000, which is being amortized over 20 years.

    On January 29, 1999, we sold substantially all of the assets of our Image subsidiary to Mohawk Industries, Inc. ("Mohawk") for total consideration of $210,666,000, which included the assumption of $48,136,000 in related debt and short-term liabilities. Proceeds were used to retire debt and to fund our working capital requirements.

NOTE 4.  PRO FORMA FOR ACQUISITIONS AND DISPOSITION

    The operating results of the retail stores acquired from Shaw are included in our consolidated statements of operations from the date of acquisition. The following unaudited pro forma summary presents our consolidated results of operations as if the acquisition of the retail store assets of Shaw and the disposition of all of the assets of Image (see Note 3) had occurred on February 1, 1997. The pro forma expenses include the recurring costs that are directly attributable to the acquisition, such as interest expense and amortization of goodwill, and their related tax effects.

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                        -------------------------
                                                           1999          1998
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER
                                                               SHARE DATA)
Net revenue...........................................    $753,160      $705,192
Net loss..............................................     (43,215)       (3,795)
Basic loss per share..................................       (2.23)        (0.20)
Diluted loss per share................................       (2.23)        (0.20)

                             FLOORING AMERICA, INC.

NOTE 5.  RECEIVABLES

    Receivables consist of the following:

                                                         FEBRUARY 5,   JANUARY 31,
                                                            2000          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Trade accounts receivable..............................    $54,775       $50,736
Receivable from asset sale.............................         --         5,020
Receivables from officers, directors and employees.....        269         1,900
                                                           -------       -------
    Total receivables..................................     55,044        57,656
Less reserves..........................................     (6,022)       (5,049)
                                                           -------       -------
Receivables, net.......................................    $49,022       $52,607
                                                           =======       =======

NOTE 6.  INVENTORIES

    Inventories consist of the following:

                                                         FEBRUARY 5,   JANUARY 31,
                                                            2000          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Raw materials..........................................    $    --       $   309
Goods held for resale..................................     47,480        58,435
                                                           -------       -------
Total..................................................    $47,480       $58,744
                                                           =======       =======

NOTE 7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                         FEBRUARY 5,   JANUARY 31,
                                                            2000          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Land and improvements..................................    $  8,836      $  5,065
Buildings and leasehold improvements...................      41,804        36,555
Equipment..............................................      21,700         6,656
Furniture and fixtures.................................       9,403        12,166
Transportation equipment...............................       2,903         2,765
Construction in progress...............................       4,929        20,297
                                                           --------      --------
Property and equipment, at cost........................      89,575        83,504
Less accumulated depreciation..........................     (17,549)      (11,738)
                                                           --------      --------
Property and equipment, net............................    $ 72,026      $ 71,766
                                                           ========      ========

                             FLOORING AMERICA, INC.

NOTE 8.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                         FEBRUARY 5,   JANUARY 31,
                                                            2000          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Salaries, wages, benefits and related taxes............    $15,084       $16,001
Accrued interest.......................................      4,437         3,199
Accrued installer fees.................................      2,120         2,001
Special charge reserve.................................      7,887         6,017
Accrued other closed location leases...................        386         6,350
Accrued acquisition earnout............................      6,750         2,535
Accrued advertising....................................      2,392         3,644
Taxes, other than income...............................      3,888         1,689
Other..................................................     18,530        14,391
                                                           -------       -------
Accrued liabilities....................................    $61,474       $55,827
                                                           =======       =======

NOTE 9.  NOTES RECEIVABLE FROM FRANCHISEES

    We have made loans to certain franchisees totaling $6,331,000 and $12,833,000 at February 5, 2000 and January 31, 1999, respectively. The loans due from franchisees are payable in monthly installments and/or are due on demand. The current portion of these notes totals $2,158,000 and $3,405,000 at February 5, 2000 and January 31, 1999, respectively. Interest is payable monthly at rates ranging from prime (7 3/4% at February 5, 2000) to 16 1/2% on the outstanding balance. The loans are secured by the franchisees' accounts receivable, inventory, equipment, company common stock, personal guarantees and/or personal property.

                             FLOORING AMERICA, INC.

NOTE 10.  SPECIAL CHARGES

    During the three month period ended July 31, 1998, we reevaluated our business strategy and determined to expand our focus on our retail operations. As a result of the revised retail strategy, we amended the franchise agreement for one of our franchised line of retail stores, closed certain Company-owned stores, and wrote down to fair value certain retail assets, including goodwill. We estimated that the changes to the franchise agreement would result in franchisee claims brought against us. We recorded a $28,531,000 charge for these special items during the three-month period ended July 31, 1998. The initial charge was subsequently reduced by $4,818,000, as revised estimates for franchisee claim reserves and store closure costs were less than initially expected. The revised estimates were offset in part by a ten store net increase in the number of stores to be closed. As of February 5, 2000, $21,998,000 of the special charges was incurred, with $1,715,000 remaining in the reserve, which is included in accrued liabilities in the accompanying balance sheet.

    On June 1, 1998, we amended our franchise agreement with the majority of our CarpetMAX franchisees whereby we established certain requirements for more uniformity in the appearance and merchandising of the franchised stores. As part of the amended franchise agreement, the number of flooring products vendors available to franchisees through us, to buy and earn rebates from, was reduced. We wrote-off certain vendor receivables and established a reserve to settle claims of franchisees arising from the changes to the franchise agreement. In addition, we have written down to fair value certain assets made obsolete by the amended franchise agreement.

    We also originally accrued for the costs of closing 15 Company-owned retail stores, most of which were closed as of January 31, 1999. The number of store locations to be closed was revised and we determined that three of the originally identified stores were to remain open and 13 additional stores were to be closed, bringing the total number of stores to be closed to 25.

    In connection with the reevaluation of our retail strategy described above, we analyzed the performance of our Company-owned retail stores. This analysis indicated that significant strategic and operational changes would be necessary in some stores, including changes in the customer mix, location, store design, and merchandising. These factors also caused management to assess the realization of the goodwill recorded for these stores.

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

                             FLOORING AMERICA, INC.

NOTE 10.  SPECIAL CHARGES (CONTINUED)
    The major components of the special charges reserve, the remainder of which are included in accrued liabilities on the balance sheet at January 31, 1999, were as follows:

                                                            FISCAL YEAR ENDED JANUARY 31, 1999
                                                        -------------------------------------------
                                                        INITIAL    REVISION     AMOUNT    REMAINING
                                                         CHARGE    TO CHARGE   INCURRED    BALANCE
                                                        --------   ---------   --------   ---------
                                                                      (IN THOUSANDS)
Write-off of vendor receivables.......................  $ 2,439     $    --    $ (2,439)   $   --
Claim reserves........................................   10,700      (1,214)     (6,291)    3,195
Write-down of equipment...............................      492          --        (492)       --
Store closure and carrying costs:
  Original locations..................................   10,700      (7,071)     (2,698)      931
  Additional locations................................       --       3,467      (1,576)    1,891
Write-down of goodwill................................    4,200          --      (4,200)       --
                                                        -------     -------    --------    ------
                                                        $28,531     $(4,818)   $(17,696)   $6,017
                                                        =======     =======    ========    ======

    We again reevaluated and analyzed the performance of our Company-owned retail stores in the fourth quarter of fiscal year ended 2000. This reevaluation and analysis indicated that approximately 34 stores and excess real estate should be closed and/or sold. As a consequence, charges totaling $8,554,000 were incurred in the fourth quarter of the fiscal year ended February 5, 2000.

    The major components of the special charges reserve, at February 5, 2000, are as follows:

                                                       BALANCE                                  BALANCE
                                                     JANUARY 31,   ADDITIONAL      AMOUNTS    FEBRUARY 5,
                                                        1999        CHARGES        INCURRED      2000
                                                     -----------   ----------      --------   -----------
                                                                        (IN THOUSANDS)
Claims reserves....................................     $3,195       $   --        $(1,480)      $1,715
Store closure and impairment charge:
  Original locations...............................        931           --           (931)          --
  Additional locations.............................      1,891        8,554(1)      (4,273)       6,172
                                                        ------       ------        -------       ------
                                                        $6,017       $8,554        $(6,684)      $7,887
                                                        ======       ======        =======       ======

(1) The charge of $8,554,000 includes a writedown of assets of $1,486,000. Such writedown has been reflected in amounts incurred with a corresponding adjustments to assets held for sale in the accompanying balance sheet.

                             FLOORING AMERICA, INC.

NOTE 11.  DEBT

    Debt at February 5, 2000 and January 31, 1999 is summarized as follows:

                                                         FEBRUARY 5,   JANUARY 31,
                                                            2000          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
Senior Notes, net of discount..........................    $ 95,478      $ 99,387
Senior Credit Facility.................................      32,130            --
Shaw note..............................................      10,000        11,496
Synthetic lease facility...............................          --         4,877
Other debt with interest rates averaging 8.25%.........       7,988           583
                                                           --------      --------
                                                            145,596       116,343
Less Senior Notes classified as current................     (95,478)      (99,387)
Less synthetic lease facility classified as current....          --        (4,877)
Less current portion...................................     (12,527)      (12,075)
                                                           --------      --------
Long-term debt, less current amounts...................    $ 37,591      $      4
                                                           ========      ========

    The contractual maturities of long-term debt subsequent to February 5, 2000 are $47,337,000, $15,147,000, $12,006,000, $2,565,000, $32,680,000 and
$35,861,000 for the fiscal years ending 2001, 2002, 2003, 2004, 2005 and thereafter, respectively.

SENIOR SUBORDINATED NOTES

    During 1997, we sold $100,000,000 of our 9 1/4% Senior Subordinated Notes ("Senior Notes"), due 2007, to institutional buyers in a private offering under Rule 144A promulgated under the Securities Act of 1933. The net proceeds to us from the offering of the Senior Notes were approximately $96,000,000, net of an issue discount and fees and related costs.

    Each of our operating subsidiaries has fully and unconditionally guaranteed the Senior Notes on a joint and several basis. We have not presented separate financial statements and other disclosures concerning these subsidiaries because there are no significant restrictions on the ability of the subsidiaries to make distributions to us.

    As of February 5, 2000, we were not in compliance with the terms of the Indenture. In order to obtain the consent of the Noteholders to a waiver of the default, we reached an agreement which included the repurchase on March 21, 2000 of $25,000,000 of Senior Notes at a purchase price of 102%, plus accrued and unpaid interest and other fees and charges. As of May 1, 2000, Senior Notes totaling $71,000,000 are outstanding. In connection with the waiver of the default, the Indenture for the Senior Notes was amended so that the following additional terms apply to the remaining outstanding Senior Notes;

    - The interest rate increased from 9 1/4% per annum to a variable rate of interest of at least 12 3/4% and as much as 15% per annum.

    - The Senior Notes are secured by a second lien on certain assets;

    - We have agreed to make the following offers to purchase the following principal amounts of outstanding Senior Notes plus accrued and unpaid interest as set forth below:

       - $10 million on or before December 31, 2000 at 97% of the principal face amount;

                             FLOORING AMERICA, INC.

NOTE 11.  DEBT (CONTINUED)
       - $10 million on or before February 5, 2001 at 103% of the principal face amount;

       - $5 million on or before March 31, 2001 at 97% of the principal face amount;

       - $10 million on or before February 4, 2002 at 103% of the principal face amount;

    - We also have agreed to make an offer to purchase any Senior Notes which remain outstanding on October 15, 2002 at a price of 106.375%, plus accrued and unpaid interest and other fees and charges, and

    - We agreed to maintain a minimum fixed charge coverage ratio, which agreement is expected to be amended.

    In March 1999, we purchased the principal amount of $4,000,000 of our Senior Notes in the open market. The amount paid approximated the face amount of the Senior Notes.

SENIOR CREDIT FACILITY

    On January 28, 2000, we entered into a five year Senior Credit Facility with our lender, which provides for aggregate commitments of up to $45,000,000, subject to collateral levels and other availability restrictions. This Senior Credit Facility replaced the amended and restated Senior Credit Facility entered into by us and our former senior lenders on May 18, 1999. Borrowings outstanding under the Senior Credit Facility totaled $32,130,000 as of February 5, 2000 and availability totaled $5,000,000. Borrowings under the Senior Credit Facility are secured by accounts receivable, inventories, certain real and personal property, and certain of our intangible assets and those of our subsidiaries, as well as the capital stock of our subsidiaries. As additional collateral security for the Senior Credit Facility, we have established a cash collateral account with the lender. Amounts outstanding under the Senior Credit Facility bear interest at a variable rate equal to, at our option, (i) the reference rate (defined as the base rate announced by Wells Fargo Bank as its base rate) and (ii) Eurodollar rate (defined as LIBOR), in each case, plus the applicable margin. The applicable margin ranges from 0.50% to 2.75%. On a quarterly basis, a fee of 0.375% of the unused portion of the Senior Credit Facility is payable.

    The Senior Credit Facility contains a number of covenants, including, among others, covenants restricting us and our restricted subsidiaries with respect to the incurrence of indebtedness (including contingent obligations); the creation of liens; the sale, lease, assignment, transfer, or other disposition of assets; the making of certain investments, loans, advances, and acquisitions; and the consummation of certain transactions, such as mergers or consolidations. Further, the Senior Credit Facility contains cross default provisions related to our other indebtedness. The Senior Credit Facility requires us to meet certain financial ratios and covenants, including minimum tangible net worth and interest coverage and restricts the payment of other indebtedness. On May 6, 2000 we were not in compliance with certain of the financial covenants and on May 15, 2000, we entered into a third amendment to the Senior Credit Facility which reset certain of the financial covenants and ratios. We will continue to monitor compliance with the Senior Credit Facility, however, no assurance can be given with respect to continued compliance with the Credit Agreement.

    Extraordinary charges were recorded in fiscal 2000, 1999 and 1998 for the write-off of unamortized financing fees associated with prior credit facilities. The resulting charges amounted to $5,009,000, of which $4,735,000 was recorded in the fourth quarter of fiscal 2000, with $377,000 and $785,000 recorded in fiscal 1999 and 1998, respectively, net of income tax benefits of $0, $236,000 and $546,000, respectively.

                             FLOORING AMERICA, INC.

NOTE 11.  DEBT (CONTINUED)
SHAW NOTE

    We executed a promissory note related to the acquisition of the Shaw retail assets (See Note 3). The note is unsecured and is subordinate to borrowings under our Senior Credit Facility and other bank indebtedness. The interest on the promissory note is at a rate equal to borrowings under the Senior Credit Facility. The principal amount outstanding is due January 2, 2001.

NOTE 12.  INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fiscal year ended February 5, 2000:
  U.S. Federal..............................................  $(7,237)   $(16,890)  $(24,127)
  State and local...........................................      422      (3,658)    (3,236)
  Valuation allowance.......................................       --      28,974     28,974
                                                              -------    --------   --------
Provision (benefit) for income taxes........................  $(6,815)   $  8,426   $  1,611
                                                              =======    ========   ========

Fiscal year ended January 31, 1999:
  U. S. Federal.............................................  $ 5,880    $(12,384)  $ (6,504)
  State and local...........................................    1,729      (3,000)    (1,271)
  Valuation allowance.......................................       --       2,119      2,119
                                                              -------    --------   --------
Provision (benefit)for income taxes.........................  $ 7,609    $(13,265)  $ (5,656)
                                                              =======    ========   ========

Fiscal year ended January 31, 1998:
  U.S. Federal..............................................  $ 4,806    $  4,402   $  9,208
  State and local...........................................      636         470      1,106
                                                              -------    --------   --------
Provision for income taxes..................................  $ 5,442    $  4,872   $ 10,314
                                                              =======    ========   ========

                             FLOORING AMERICA, INC.

NOTE 12.  INCOME TAXES (CONTINUED)
    Income tax (benefit) expense differed from the expected amounts (computed by applying the United States federal income tax rate of 35% in 2000, 34% in 1999 and 35% in 1998 to pretax (loss) earnings, including the extraordinary charge in fiscal 2000, as a result of the following:

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                                                JANUARY 31,
                                                              FEBRUARY 5,   -------------------
                                                                 2000         1999       1998
                                                              -----------   --------   --------
                                                                       (IN THOUSANDS)
Computed "expected" income tax (benefit) expense............    $(24,127)   $(8,443)   $ 9,265
Increase (reduction) in income taxes resulting from:
  Nondeductible goodwill....................................         626      1,119        139
  Nondeductible compensation................................          --        517         --
  Nondeductible expenses....................................         159        691         79
  State and local income taxes, net of federal income tax
    benefit.................................................      (2,103)      (868)       719
  Valuation allowance.......................................      28,974      2,119         --
  Other, net................................................      (1,918)      (791)       112
                                                                --------    -------    -------
(Benefit) provision for income taxes........................    $  1,611    $(5,656)   $10,314
                                                                ========    =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are presented below:

                                                              FEBRUARY 5,   JANUARY 31,
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Deferred tax assets:
  Deductible goodwill.......................................    $   512        $  591
  Accounts receivable, principally due to allowance
    for doubtful accounts...................................      1,815         1,693
  Inventories, principally due to additional costs
    inventoried for tax purposes............................      1,796           897
  Accrued expenses..........................................      6,750         4,999
  Stock based compensation..................................        752           662
  Net operating loss and credit carry forwards..............     19,724         2,319
  Other.....................................................        129           317
                                                                -------        ------
                                                                 31,478        11,478
  Less valuation allowance..................................    (31,093)       (2,119)
                                                                -------        ------
Total deferred tax assets...................................        385         9,359
                                                                -------        ------
Deferred tax liabilities:
  Property and equipment....................................       (158)         (448)
  Deferred gain on sale of Image............................         --          (170)
  Amortization of intangibles...............................       (227)         (315)
                                                                -------        ------
      Total deferred tax liabilities........................       (385)         (933)
                                                                -------        ------
      Net deferred tax asset................................    $    --        $8,426
                                                                =======        ======

                             FLOORING AMERICA, INC.

NOTE 12.  INCOME TAXES (CONTINUED)
We have generated net operating loss carryforwards ("NOLs"), which are available to offset taxable income generated in future years, subject to the applicable limitations and the NOLs expiration occurring between 2001 and 2020. The Federal net operating loss is approximately $36,000,000. A valuation allowance for the net deferred tax assets has been provided in the accompanying consolidated financial statements as of February 5, 2000 as it is deemed more likely than not that the net deferred tax assets will not be realized.

NOTE 13.  RELATED PARTY TRANSACTIONS

    In 1997, we invested $1,000,000 in North Atlantic Acquisition Corp. ("North Atlantic"), a blind pool investment. A.J. Nassar, our former President and Chief Executive Officer, was a shareholder and former director of North Atlantic. At the time of our investment in North Atlantic, Mr. Nassar owned 14.1% of the outstanding Class A common stock of North Atlantic. As a result of North Atlantic's initial public offering and subsequent merger, Mr. Nassar's percentage of ownership was reduced to less than one percent of the outstanding shares of Class A common stock. Our investment in North Atlantic has been included in other assets in the accompanying balance sheets. The value of the investment as of February 5, 2000 was $413,000 and, therefore, an unrealized loss of $587,000 has been reflected as other comprehensive income on shareholders' equity.

    We had loans outstanding (exclusive of amounts written off or expensed) from current and former officers, directors and employees of $269,000 as of February 5, 2000, and $1,900,000 as of January 31, 1999, with interest rates of approximately 8.0%-9.25% per annum. Such notes are due in annual installments plus accrued interest over the next four years or are due on demand. The officer, director and employee receivables have been included in receivables in the accompanying balance sheet, except for $915,000 due from Mr. Nassar, which has been charged to expense. This amount was charged to expense in fiscal 2000 primarily as a result of an action by the Board of Directors in June 1999 which authorized payments of bonuses over a three year period in amounts sufficient to recover a substantial portion of the note.

    Ronald H. McSwain, a former director for us and Herb Wolk, a current director for us, each own flooring stores, which are our franchisees. During fiscal 2000 and 1999, these individuals paid and received the following amounts from us:

                                                            MCSWAIN      WOLK
                                                            --------   --------
FOR FISCAL YEAR ENDED FEBRUARY 5, 2000:
Amounts paid to us for services...........................  $90,000    $ 1,000
Rebates received from us..................................  150,000     50,000

FOR FISCAL YEAR ENDED JANUARY 31, 1999:
Amounts paid to us for services...........................  $11,000    $ 1,000
Rebates received from us..................................  567,000    128,000

                             FLOORING AMERICA, INC.

NOTE 13.  RELATED PARTY TRANSACTIONS (CONTINUED)
    Julian D. Saul owns 9.46% of the outstanding shares of our common stock and serves as President and a director of Shaw Industries, Inc., one of our major suppliers of flooring products. The following amounts were paid or received from
Shaw:

                                                    FEBRUARY 5,    JANUARY 31,
FISCAL YEAR ENDED:                                      2000          1999
------------------                                  ------------   -----------
Purchase of flooring products.....................  $282,000,000   $84,000,000
Rebates and vendor support received...............    17,600,000    12,000,000

    Also see Note 11 regarding the note payable to Shaw.

NOTE 14.  STOCKHOLDERS' EQUITY

    In February 1997, we sold 3,175,773 shares of our common stock to the public. We received approximately $47,900,000 of proceeds from the offering, and such proceeds were utilized to reduce amounts outstanding under our Senior Credit Facility. During the fiscal year ended January 31, 1999, we issued 3,510,776 shares of our common stock for the purchase of the retail assets of Shaw and CarpetsPlus (see Note 3). During the fiscal year ended February 5, 2000, we issued an additional 34,185 common shares to CarpetsPlus.

    In March 1997, our Board of Directors authorized a stock repurchase program pursuant to which we have periodically repurchased shares of our common stock in the open market. As of February 5, 2000, we had repurchased an aggregate of 2,236,460 shares for $33,693,000. Our ability to repurchase our common stock is limited by certain restrictions contained in the Indenture relating to our Senior Notes (see Note 11). During the fiscal year ended February 5, 2000, we placed 129,440 shares of the repurchased stock in escrow related to an acquisition.

    We adopted a stock option plan in fiscal 1994, which, as amended, provides for the granting of incentive and non-qualified stock options for up to 5,000,000 shares of common stock to key employees and directors at an exercise price of at least 100% of fair market value at the date of grant. Information relating to stock options granted under our stock option plan (excluding replacement stock options) is

                             FLOORING AMERICA, INC.

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)
summarized as of and for the fiscal year ended February 5, 2000 and fiscal years ended January 31, 1999 and January 31, 1998 as follows:

                                                                            FISCAL YEAR ENDED
                                                   --------------------------------------------------------------------
                                                                                           JANUARY 31,
                                                       FEBRUARY 5,        ---------------------------------------------
                                                           2000                   1999                    1998
                                                   --------------------   ---------------------   ---------------------
Options outstanding at beginning of fiscal
  year...........................................             3,244,044               2,333,555               1,455,508
Options granted..................................             1,100,567               1,409,000               1,309,527
Options canceled.................................            (1,129,943)               (135,476)               (282,562)
Options exercised................................                    --                (363,035)               (148,918)
                                                   --------------------   ---------------------   ---------------------
Options outstanding at end of fiscal year........             3,214,668               3,244,044               2,333,555
                                                   ====================   =====================   =====================
Option prices per share:
Options granted..................................          $5.38-$19.25           $14.25-$17.50           $10.00-$16.00
Options canceled.................................          $6.50-$19.25           $10.25-$14.50           $10.25-$15.50
Options exercised................................                    --   $         5.25-$15.50   $         5.25-$14.50

Options outstanding at end of fiscal year........  $        5.25-$19.25   $         5.25-$17.50   $         5.25-$16.00
Weighted average option prices per share:
Options granted..................................  $               8.28   $               14.55   $               12.97
Options canceled.................................  $              15.32   $               11.88   $               13.05
Options exercised................................  $                 --   $               11.47   $                9.26
Options outstanding at end of fiscal year........  $              11.05   $               13.01   $               10.56

    The majority of the employee options become exercisable in increments of 20% per year; however, certain options have various other vesting provisions.

    At February 5, 2000, the outstanding options had a weighted average remaining contractual life of approximately 6.9 years and there were 1,637,334 options currently exercisable with option prices ranging from $5.25 to $19.25 with a weighted average exercise price of $11.82.

    Effective August 10, 1993, Image adopted a Plan and Agreement of Conversion (the "Conversion"), in which all previously outstanding vested and unvested stock options and unvested stock appreciation units were canceled and a like number of fully vested replacement stock options were issued. These options have an exercise price of $.01 per share and expire March 30, 2006. In connection with the August 1996 merger between us and Image, all outstanding options under the Conversion and the Stock Option Plan were converted into like options to purchase shares of our common stock. At February 5, 2000, 195,641 replacement stock options were outstanding, which are not included in the stock option information presented in the above table.

    Statement of Financial Accounting Standards No. 123 ("SFAS 123") defines a fair value-based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value-based method of accounting defined in the Statement had been applied.

                             FLOORING AMERICA, INC.

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)
    We have elected to account for our stock-based compensation plan under APB 25; however, we have computed, for pro forma disclosure purposes, the value of all options granted since April 1, 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for such grants with respect to fiscal 2000, 1999, and 1998:

                                                                         FISCAL YEAR ENDED
                                                           ---------------------------------------------
                                                                                   JANUARY 31,
                                                           FEBRUARY 5,   -------------------------------
                                                              2000         1999             1998
                                                           -----------   ---------   -------------------
Risk-free interest rate..................................    4.50%         4.50%         5.95%-6.75%
Expected dividend yield..................................      --           --               --
Expected life............................................  5.0 years     5.0 years        7.5 years
Expected volatility......................................     95%           43%              49%

    The weighted average fair value per share of awards granted in fiscal 2000, 1999, and 1998 was $6.15, $6.41, and $6.93, respectively. The total value of the options granted during the years ended February 5, 2000 and January 31, 1999 and 1998 was computed as approximately $7,058,000, $9,045,000, and $7,014,000, respectively, which would be amortized over the vesting period of the options. If we had accounted for the stock option plans in accordance with SFAS 123, our reported pro forma net (loss) income and pro forma net (loss) earnings per share for the years ended February 5, 2000 and January 31, 1999 and 1998 would have decreased to the following pro forma amounts:

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                                                    JANUARY 31,
                                                               FEBRUARY 5,    -----------------------
                                                                  2000           1999         1998
                                                              -------------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net (loss) income:
  As reported in the financial statements...................      $(70,546)    $(19,552)     $15,371
  Pro forma in accordance with SFAS 123.....................       (73,186)     (21,761)      14,096

Pro forma diluted (loss) earnings per common share:
  As reported in the financial statements...................      $  (3.70)    $  (1.10)     $  0.92
  Pro forma in accordance with SFAS 123.....................         (3.84)       (1.22)        0.84

NOTE 15.  EMPLOYEE BENEFIT PLAN

    We have a 401(k) retirement savings plan, which is open to all employees who have completed six months of service. Our matching contribution is $.25 of every dollar contributed by the employee. This discretionary matching amount is not to exceed 6% of the participant's contribution to the 401 (k) plan. Our matching contribution vests to the employees over a six-year period. The expense incurred for the plan was $773,000, $458,000 and $171,000 for the fiscal years ended February 5, 2000 and January 31, 1999 and 1998, respectively.

                             FLOORING AMERICA, INC.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

LEASES

    We are party to various non-cancelable lease agreements involving property and equipment, which extend for varying periods up to 20 years. Certain of these leases have options to renew at varying terms.

    Rental expense for operating leases amounted to $33,042,000, $21,906,000, and $6,431,000 for the years ended February 5, 2000 and January 31, 1999 and 1998, respectively.

    Included in property and equipment are the following assets held under capital leases:

                                                              RELATED
                                                               PARTY      OTHER      TOTAL
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
FEBRUARY 5, 2000:
Buildings and leasehold improvements........................  $ 2,389     $4,937    $ 7,326
Equipment...................................................       --        130        130
                                                              -------     ------    -------
  Assets under capital leases...............................    2,389      5,067      7,456
Less accumulated amortization...............................   (1,775)      (292)    (2,067)
                                                              -------     ------    -------
Assets under capital leases, net............................  $   614     $4,775    $ 5,389
                                                              =======     ======    =======
JANUARY 31, 1999:
Buildings and leasehold improvements........................  $ 2,318     $5,801    $ 8,119
Machinery and equipment.....................................        4      1,460      1,464
                                                              -------     ------    -------
  Assets under capital leases...............................    2,322      7,261      9,583
Less accumulated amortization...............................   (1,329)      (163)    (1,492)
                                                              -------     ------    -------
Assets under capital leases, net............................  $   993     $7,098    $ 8,091
                                                              =======     ======    =======

    We are in default of certain of our capital lease obligations. The obligations under such leases are classified as current liabilities in the accompanying financial statements.

                             FLOORING AMERICA, INC.

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum future lease obligations on long-term, noncancelable leases in effect at February 5, 2000, are summarized as follows:

                                                                  CAPITAL LEASES
                                                          ------------------------------
                                                          RELATED                          OPERATING
                                                           PARTY      OTHER      TOTAL      LEASES
                                                          --------   --------   --------   ---------
                                                                        (IN THOUSANDS)
2001....................................................  $   399    $   853    $ 1,252    $ 35,125
2002....................................................      337        735      1,072      32,109
2003....................................................      216        597        813      23,229
2004....................................................       38        505        543      19,606
2005....................................................       --        502        502      15,969
2006 and thereafter.....................................       --      4,479      4,479      61,529
                                                          -------    -------    -------    --------
  Total minimum lease payments..........................      990      7,671      8,661    $187,567
                                                                                           ========
Less amounts representing interest......................     (313)    (2,732)    (3,045)
Less current portion....................................     (358)      (413)      (771)
                                                          -------    -------    -------
                                                          $   319    $ 4,526    $ 4,845
                                                          =======    =======    =======

    We sold certain land and buildings for $21,471,000 in January 1999. The assets were leased back from the purchasers over a period of 15 years and substantially all the leases are being accounted for as operating leases. The leases require us to pay customary operating and repair expenses and to observe certain customary operating restrictions. The leases contain renewal options at lease termination.

GUARANTEE

    In connection with our consumer credit program, we guarantee the obligations of our franchisees related to charge backs for customer disputes in the event that the franchisee is unable to correct the defect and is insolvent, has terminated its business, or is in bankruptcy. We may resubmit these type transactions for payment once the outstanding customer concerns are alleviated.

LEGAL PROCEEDINGS

    CLASS ACTION LITIGATION

    Since an announcement in May 1999 that we would restate financial results for fiscal 1999 (from an amount disclosed in a previous announcement) and certain of the quarters therein, eleven lawsuits seeking to be certified as class actions have been filed against us and certain of our current and former executive officers and directors. These eleven lawsuits have been consolidated into one lawsuit. Each of these actions was filed in the U. S. District Court for the Northern District of Georgia. The plaintiffs in these actions purported to represent a class of all persons who purchased or otherwise acquired our common stock between August 31, 1998 and May 19, 1999. The complaints alleged that we, along with certain of our current and former officers and directors violated the federal securities laws by, among other things, issuing materially false and misleading statements regarding our financial results for fiscal 1999 and for certain quarters therein, which had the effect of artificially inflating the market price of our common stock. The complaints alleged that by virtue of this conduct the defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 thereunder. The complaints also alleged that the individual defendants

                             FLOORING AMERICA, INC.

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED) were controlling persons within the meaning of Section 20 of the Exchange Act and are, therefore, liable to the plaintiffs on that basis as well. The complaints sought compensatory and punitive damages along with pre-judgment interest, reasonable attorney's fees, expert witness fees and other costs.

    Within the statutory period, Rudman Partners, LP ("Rudman"), an institutional investor, filed application to be lead plaintiff in all these cases under the Private Securities Litigation Reform Act. All other plaintiffs and applicants have withdrawn their petitions to be appointed lead plaintiff. On February 8, 2000, the Court entered an order appointing Rudman as "Lead Plaintiff." In addition, Rudman was granted sixty days to file a consolidated amended complaint to replace the eleven previously filed complaints which have been consolidated for all purposes. The plaintiffs filed their consolidated class action complaint on April 10, 2000.

    We intend to vigorously defend these claims. It is not possible at this time to determine the outcome of this lawsuit or the effect of its resolution on our financial position or operating results. Management believes that our defenses have merit; however, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

    We have made a claim under our directors and officers liability insurance policy with respect to the litigation. Such policy includes "entity" coverage and the claims are being defended under a reservation of rights by the insurers. However, even if coverage is available to us under the policy, there can be no assurance that such coverage would be sufficient to cover all liability in the event of an adverse outcome in the lawsuit.

SEC INVESTIGATION

    Following an announcement in May 1999 that we would restate our financial results for fiscal 1999 (from an amount disclosed in a previous announcement) and certain of the quarters therein, the Securities and Exchange Commission ("SEC") commenced an informal inquiry in connection with the matters relating to the restatement. On January 21, 2000, the SEC commenced its formal investigation into fiscal 1999 financial statements and related accounting policies, procedures and systems of internal controls. We are cooperating with the SEC in its investigation. We cannot predict the outcome of this investigation.

OTHER LITIGATION

    Kurt Salmon Associates ("KSA"), a consultant, has sued us claiming that we had failed to pay invoices for work performed. The complaint sought damages in an amount stated to be not less than $1,509,000, plus interest and litigation expenses. We denied the allegations and counterclaimed for breach of contract, rescission, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and attorneys' fees and costs of litigation. The parties have engaged in extensive document production and have exchanged interrogatory responses. In the process, KSA has increased the amount of actual damages it seeks to $2,154,000. We have quantified the damages we seek in our counterclaim to more than $9,000,000. No depositions have been taken at this time, and discovery is expected to continue into the fall. We cannot predict the outcome of this matter.

    We are involved in certain other legal actions arising in the ordinary course of business. We believe none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

                             FLOORING AMERICA, INC.

NOTE 17.  EXPORT SALES

    In fiscal years 1999 and 1998, export sales accounted for approximately 3% and 5%, respectively, of our revenues. Export sales were related to Image and made principally to customers in the Middle East, Europe and Canada. Effective with the sale of substantially all the assets of Image in January 1999, we no longer have any export sales.

NOTE 18.  SEGMENT INFORMATION

    We have identified four reportable segments through which we conduct our operating activities: retail, manufacturing, franchise services and corporate. These four segments reflect an aggregation of the operating segments used by our management for making decisions and assessing performance. Management determines operating segments based primarily upon the operation's line of business.

    The retail segment is comprised of retail flooring stores and distribution support centers. The manufacturing segment was comprised of the operations of Image. With the sale of substantially all the assets of Image on January 29, 1999, we no longer engage in manufacturing operations. The franchise services segment includes the operations of three of our franchise businesses: GCO, CarpetsPlus and MaxCARE. Corporate consists of the Flooring America franchise business, store development, marketing, advertising, consumer credit, training and product sourcing activities, as well as corporate non-operating items not directly relating to the manufacturing, retail or franchise services segments.

    Intersegment sales and transfers occurred as carpet was transferred from Image to our retail stores and as the retail stores purchased advertising or product sourcing services from corporate. Intersegment transactions are accounted for on the same basis as transactions with third parties.

    Identifiable assets consist of cash, accounts receivable, inventory, property and equipment and other assets used in the operations of the segment. We have no assets located outside the United States.

                             FLOORING AMERICA, INC.

NOTE 18.  SEGMENT INFORMATION (CONTINUED)
INDUSTRY SEGMENTS

                                                                    FISCAL YEAR ENDED
                                                  ------------------------------------------------------
                                                  FEBRUARY 5, 2000   JANUARY 31, 1999   JANUARY 31, 1998
                                                  ----------------   ----------------   ----------------
                                                                      (IN THOUSANDS)
Revenues
  Manufacturing.................................      $     --           $197,796           $178,011
  Retail........................................       692,112            418,861            131,459
  Franchise services............................        28,440             24,659             22,189
  Corporate.....................................        61,697             67,025             40,147
  Intersegment eliminations.....................       (19,441)           (43,915)            (6,679)
                                                      --------           --------           --------
      Total.....................................       762,808            664,426            365,127

Special charges
  Retail........................................         8,554             11,788                 --
  Corporate.....................................            --             11,925                 --
                                                      --------           --------           --------
      Total.....................................         8,554             23,713                 --

Operating (loss) profit
  Manufacturing.................................           235             14,171             23,236
  Retail........................................       (29,517)           (32,230)            (1,195)
  Franchise services............................         1,833              1,656              1,734
  Corporate.....................................       (25,228)           (13,635)             6,981
  Intersegment eliminations.....................           215             (7,336)             1,035
                                                      --------           --------           --------
      Total.....................................       (52,462)           (37,374)            31,791

  Interest income...............................         3,044              1,754              1,233
  Interest expense..............................       (14,263)           (15,097)            (6,948)
  Gain on the sale of Image.....................            --             24,863                 --
  Other, net....................................          (245)             1,023                394
                                                      --------           --------           --------
  (Loss) income before taxes....................       (63,926)           (24,831)            26,470

                             FLOORING AMERICA, INC.

NOTE 18.  SEGMENT INFORMATION (CONTINUED)

                                                                    FISCAL YEAR ENDED
                                                  ------------------------------------------------------
                                                  FEBRUARY 5, 2000   JANUARY 31, 1999   JANUARY 31, 1998
                                                  ----------------   ----------------   ----------------
                                                                      (IN THOUSANDS)
Depreciation and amortization
  Manufacturing.................................      $     --           $ 10,054           $  8,820
  Retail........................................        10,438              5,271              1,987
  Franchise services............................           784                481                280
  Corporate.....................................         1,466              3,403                863
                                                      --------           --------           --------
      Total.....................................        12,688             19,209             11,950

Capital expenditures
  Manufacturing.................................            --             29,043             20,002
  Retail........................................         6,534             25,761             20,925
  Franchise services............................           500                506                706
  Corporate.....................................        18,865              7,254              6,040
                                                      --------           --------           --------
      Total.....................................        25,899             62,564             47,673

Total assets
  Manufacturing.................................            --              7,765            185,183
  Retail........................................       186,726            195,402             61,258
  Franchise services............................        27,181             27,602              9,969
  Corporate.....................................       128,642            157,999             65,084
                                                      --------           --------           --------
      Total.....................................       342,549            388,768            321,494

GEOGRAPHIC AREAS

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                                                JANUARY 31,
                                                              FEBRUARY 5,   -------------------
                                                                 2000         1999       1998
                                                              -----------   --------   --------
                                                                       (IN THOUSANDS)
Revenues:
  Domestic..................................................    $762,808    $644,133   $345,132
  Foreign...................................................          --      20,293     19,995
                                                                --------    --------   --------
Total.......................................................    $762,808    $664,426   $365,127
                                                                ========    ========   ========

                             FLOORING AMERICA, INC.

NOTE 19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST        SECOND       THIRD      FOURTH
                                                     QUARTER (1)   QUARTER (1)   QUARTER    QUARTER
                                                     -----------   -----------   --------   --------
                                                     (RESTATED)    (RESTATED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
AS RESTATED:
FISCAL YEAR ENDED FEBRUARY 5, 2000
Net revenues.......................................    $191,023     $ 202,365    $198,843   $170,577
Gross profit.......................................      71,317        74,606      78,485     57,159
Loss before extraordinary charge...................      (4,194)       (5,897)     (7,123)   (48,323)
Extraordinary charge, net of taxes.................        (274)           --          --     (4,735)
Net loss...........................................      (4,468)       (5,897)     (7,123)   (53,058)
Basic loss per common share before extraordinary
  charge...........................................       (0.22)        (0.31)      (0.37)     (2.53)
Extraordinary charge...............................       (0.01)           --          --      (0.25)
Basic loss per common share........................       (0.23)        (0.31)      (0.37)     (2.78)
Diluted loss per common share before extraordinary
  charge...........................................       (0.22)        (0.31)      (0.37)     (2.53)
Extraordinary charge...............................       (0.01)           --          --      (0.25)
Diluted loss per common share......................       (0.23)        (0.31)      (0.37)     (2.78)
AS PREVIOUSLY REPORTED:
FISCAL YEAR ENDED FEBRUARY 5, 2000:
Net revenues.......................................    $192,580     $ 202,506    $198,843
Gross profit.......................................      73,674        76,255      78,485
Loss before extraordinary charge...................        (526)       (2,691)     (7,123)
Extraordinary charge, net of taxes.................        (274)           --          --
Net loss...........................................        (800)       (2,691)     (7,123)
Basic loss per common share before extraordinary
  charge...........................................       (0.03)        (0.14)      (0.37)
Extraordinary charge...............................       (0.01)           --          --
Basic loss per common share........................       (0.04)        (0.14)      (0.37)
Diluted loss per common share before extraordinary
  charge...........................................       (0.03)        (0.14)      (0.37)
Extraordinary charge...............................       (0.01)           --          --
Diluted loss per common share......................       (0.04)        (0.14)      (0.37)

------------------------

(1) The quarterly financial results for the quarters ended May 8, 1999 and August 7, 1999 have been restated to correct certain revenue and expense amounts recorded during the first two quarters of

                             FLOORING AMERICA, INC.

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) fiscal 2000. The majority of these corrections relate to expensing amounts previously recorded as assets and deferring certain revenues and rebates.

                                                    FIRST         SECOND         THIRD        FOURTH
                                                 QUARTER (1)    QUARTER (1)   QUARTER (1)   QUARTER (1)
                                                -------------   -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JANUARY 31, 1999:
Net revenues..................................  $      96,632     $95,581       $249,572      $222,641
Gross profit..................................         27,068      22,760         85,973        71,286
Income (loss)before extraordinary charge......          1,318     (21,600)         2,631        (1,524)
Extraordinary charge, net of taxes............             --          --            377            --
Net income (loss).............................          1,318     (21,600)         2,254        (1,524)
Basic earnings (loss) per common share before
  extraordinary charge........................           0.08       (1.32)          0.14         (0.08)
Extraordinary charge..........................             --          --          (0.02)           --
Basic earnings (loss) per common share........           0.08       (1.32)          0.12         (0.08)
Diluted earnings (loss) per common share
  before extraordinary charge.................           0.08       (1.32)          0.13         (0.08)
Extraordinary charge..........................             --          --          (0.02)           --
Diluted earnings (loss) per common share......           0.08       (1.32)          0.11         (0.08)

------------------------

(1) Amounts as restated in our Quarterly Reports on Form 10-Q/A for the quarters ended April 30, 1998, July 31, 1998 and October 31, 1998, as filed with the Securities and Exchange Commission. In connection with our year-end audit process, we recorded certain adjustments that we deemed necessary to more accurately state the previously filed fiscal 1999 interim financial statements. These adjustments included changes in recognition and/or timing of certain vendor support funds, certain expense accruals, and asset write-downs.

NOTE 20.  SUBSEQUENT EVENTS

    In March 2000, we repurchased $25,000,000 of our Senior Notes and paid a consent fee in the amount of $3,550,000 and attorney fees in the amount of $451,000 in order to cure a default under such Senior Notes as further described in Note 11.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Flooring America Inc.:

    We have audited the consolidated financial statements of Flooring
America Inc. as of February 5, 2000, and for the year then ended and have issued our report thereon dated May 23, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
May 23, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Flooring America Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of FLOORING AMERICA INC. AND SUBSIDIARIES (formerly known as The Maxim Group, Inc.) as of January 31, 1999 and for each of the two years in the period ended January 31, 1999 included in the Company's annual report on Form 10-K for the period ended February 5, 2000, and have issued our report thereon dated October 11, 1999. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the preparation of the financial statements assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is not in compliance with a certain restricted payment covenant contained in the indenture which references the Company's $100 million Senior Subordinated Notes due October 2007 (the "Senior Notes") and as a result, the trustee or the holders of not less than 25% of the Senior Notes may declare all unpaid principal plus any accrued interest of all of the Senior Notes due and payable. The Company's available borrowings under its Senior Credit Facility plus cash on hand are not sufficient to repay the Senior Notes if declared due and payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rule and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
October 11, 1999

                                                                     SCHEDULE II

                                FLOORING AMERICA

                       VALUATION AND QUALIFYING ACCOUNTS

        FOR THE YEARS ENDED FEBRUARY 5, 2000, JANUARY 31, 1999 AND 1998

                                                        CHARGE TO
                                          BALANCE AT      COSTS      CHARGE TO
                                         BEGINNING OF      AND         OTHER                    BALANCE AT
                                             YEAR        EXPENSE    ACCOUNTS (B)   DEDUCTIONS   END OF YEAR
                                         ------------   ---------   ------------   ----------   -----------
                                                                   (IN THOUSANDS)
YEAR ENDED FEBRUARY 5, 2000:
Allowance for doubtful accounts (a)....     $7,384       $4,635        $  258        $(4,246)     $8,031
                                            ======       ======        ======        =======      ======
YEAR ENDED JANUARY 31, 1999:
Allowance for doubtful accounts (a)....     $2,916       $6,801        $1,009        $(3,342)     $7,384
                                            ======       ======        ======        =======      ======
YEAR ENDED JANUARY 31, 1998:
Allowance for doubtful accounts (a)....     $2,269       $2,105        $  125        $(1,583)     $2,916
                                            ======       ======        ======        =======      ======

------------------------

(a) Our other valuation and qualifying accounts are not significant and are omitted in accordance with Rule 4.02 or are presented in the notes to our Consolidated Financial Statements.

(b) These amounts include reserves of acquired operations.

    All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, in the City of Kennesaw, State of Georgia on May 26, 2000.

                                                       FLOORING AMERICA, INC.

                                                       By:             /s/ DAVID L. NICHOLS
                                                            -----------------------------------------
                                                                         David L. Nichols
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DAVID L. NICHOLS                   Chairman of the Board, President
     -------------------------------------------         and Chief Executive Officer     May 26, 2000
                 David L. Nichols(1)                     (Principal Executive Officer)

                                                       Chief Financial Officer,
                /s/ LEONARD H. THILL                     Secretary and Compliance
     -------------------------------------------         Officer (Principal Financial    May 26, 2000
                 Leonard H. Thill(2)                     and Principal Accounting
                                                         Officer)

                /s/ JOSEPH J. JILLSON                  Director
     -------------------------------------------                                         May 26, 2000
                  Joseph J. Jillson

                /s/ RICHARD A. KAPLAN                  Director
     -------------------------------------------                                         May 26, 2000
                  Richard A. Kaplan

                /s/ J. MICHAEL NIXON                   Director
     -------------------------------------------                                         May 26, 2000
                  J. Michael Nixon

                /s/ F.G. BUCK RODGERS                  Director
     -------------------------------------------                                         May 26, 2000
               F.G. "Buck" Rodgers(3)

                 /s/ LARRY T. SOLARI                   Director
     -------------------------------------------                                         May 26, 2000
                   Larry T. Solari

                    /s/ HERB WOLK                      Director
     -------------------------------------------                                         May 26, 2000
                      Herb Wolk

(1) Mr. Nichols joined the Company in January 2000 when he was elected to serve as Chairman of the Board of Directors.

(2) Mr. Thill joined the Company in September 1999 as our Chief Financial Officer, Secretary and Compliance Officer.

(3)  Mr. Rodgers joined the Company as a director in February 2000.